Form 10-Q
period 1997-03-31
LOOMIS FARGO & CO
filed 1997-05-15
CIK 1037120

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ___________

Commission File Number   333-24689

                              Loomis, Fargo & Co.
            (Exact name of registrant as specified in its charter)

          Delaware                                         76-0521092
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No)

16225 Park Ten Place, Suite 600, Houston, Texas               77084
(Address of principal executive offices)                    (Zip Code)


                                (281) 647-6700
             (Registrant's telephone number, including area code)


  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.

Yes       No  XX
   ------   ------

Number of shares outstanding of issuer's common stock as of May 13, 1997 was 10,000,000.

                        PART I - FINANCIAL INFORMATION
                         Item 1. Financial Statements

                              LOOMIS, FARGO & CO.
                          Consolidated Balance Sheets
                                  (unaudited)
                                    ($000s)

                                                        December 31,  March 31,
                                                            1996        1997
                                                        ------------  ---------
CURRENT ASSETS
    Cash and cash equivalents, including restricted
      cash and cash equivalents of $1,536 at
      December 31, 1996                                    $  2,469   $  8,591
    Accounts receivable, net                                 10,939     39,060
    Prepaid expenses and other assets                         2,253      4,928
                                                           --------   --------
Total current assets                                         15,661     52,579

Property and equipment,net                                   16,816     45,962
Goodwill                                                      7,851    106,080
Other assets                                                  2,718      5,201
                                                           --------   --------
Total assets                                               $ 43,046   $209,822
                                                           ========   ========
LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Accounts payable                                       $  5,439   $ 14,810
    Accrued expenses and other current liabilites            11,759     29,839
    Short-term debt                                           1,022          -
    Current portion, long-term debt                           1,500          -
    Current portion, capital lease obligations                  496        627
                                                           --------   --------
Total current liabilities                                    20,216     45,276

LONG-TERM LIABILITIES:
    Long-term debt                                           20,950    163,883
    Capital lease obligations                                   966      1,164
    Accrued management fees                                   1,575          -
    Other long-term liabilities                               3,838      2,226
                                                           --------   --------
Total long-term liabilities                                  27,329    167,273

REDEEMABLE PREFERRED STOCK                                    3,500          -
REDEEMABLE COMMON STOCK WARRANTS                                355          -

COMMON STOCKHOLDER'S DEFICIT:
    Class A common stock                                         15          -
    Class B common stock                                          -          -
    Common stock                                                  -        100
    Common stock warrants                                       304          -
    Additional paid-in capital                                1,485     24,755
    Accumulated deficit                                     (10,158)   (27,582)
                                                           --------   --------
Total common stockholders' deficit                           (8,354)    (2,727)
                                                           --------   --------
Total liabilities and common stockholders' deficit         $ 43,046   $209,822
                                                           ========   ========

                              LOOMIS, FARGO & CO.
                     Consolidated Statements of Operations
                                  (unaudited)
                        ($000s, except per share data)


                                                    Three Months    Three Months
                                                       Ended           Ended
                                                   March 31, 1996  March 31, 1997
                                                   --------------  --------------

REVENUES                                               $30,229         $ 79,892

COST OF OPERATIONS:
  Payroll and related expense                           19,629           48,069
  Vehicle expense                                        3,565           10,423
  Facilities expense                                     1,288            3,286
  Other operating expenses                               4,930           18,226
                                                       -------         --------
                                                        29,412           80,004
                                                       -------         --------
OPERATING INCOME (LOSS)                                    817             (112)

INTEREST EXPENSE                                           734            3,078
                                                       -------         --------
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                        83           (3,190)

INCOME TAXES                                                 -               25
                                                       -------         --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                     83           (3,215)

EXTRAORDINARY ITEM (NET OF PROVISION FOR INCOME
  TAXES OF $1 )                                              -             (124)
                                                       -------         --------
NET INCOME (LOSS)                                      $    83         $ (3,339)
                                                       =======         ========
NET INCOME (LOSS) PER SHARE:

BEFORE EXTRAORDINARY ITEM                              $  0.02         $  (0.37)

EXTRAORDINARY ITEM                                           -            (0.01)
                                                       -------         --------
NET INCOME (LOSS)                                      $  0.02         $  (0.38)
                                                       =======         ========

                              Loomis, Fargo & Co.
                     Consolidated Statements of Cash Flows
                                  (unaudited)
                                    ($000s)



                                                            Three Months     Three Months
                                                                Ended            Ended
                                                           March 31, 1996   March 31, 1997
                                                           --------------   --------------
OPERATING ACTIVITIES
Net income (loss)                                             $    83         $  (3,339)
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization expense                         1,263             3,377
  Amortization of financing costs                                   -               192
  Accretion of discount on NOL note                                 -                91
  Loss on disposal of property and equipment                        7                 -
  Change in restricted cash                                       (26)            1,536
  Provision for allowance for doubtful accounts                     -               432
  Accrued management fees                                          87                23
  Changes in current assets and liabilities (net
    of the effects of the acquisition):
    Trade accounts receivable                                     450              (440)
    Prepaid expenses                                           (1,383)              (80)
    Accounts payable                                              248            (2,155)
    Accrued expenses                                            1,221            (1,503)
                                                              -------         ---------
Net cash provided by (used in) operating activities             1,950            (1,866)

INVESTING ACTIVITIES
Purchase of Wells Fargo Armored                                     -          (105,236)
Capital expenditures                                             (619)             (537)
                                                              -------         ---------
Net cash used in investing activities                            (619)         (105,773)

FINANCING ACTIVITIES
Borrowings of debt                                                  -            73,450
Issuance of senior subordinated notes                               -            85,000
Repayments of debt and capital lease obligations                 (344)          (24,686)
Payment of accrued management fees                                  -            (1,598)
Financing costs related to senior subordinated notes
   and new credit facility                                          -            (4,722)
Redemption of preferred stock                                       -            (3,500)
Exercise of common stock warrants                                   -                96
Distributions to stockholders                                       -            (8,743)
                                                              -------         ---------
Net cash provided by (used in) financing activities              (344)          115,297
                                                              -------         ---------

Net increase in cash and cash equivalents                         987             7,658
Cash and cash equivalents at beginning of period  *               274               933
                                                              -------         ---------
Cash and cash equivalents at end of period  *                 $ 1,261         $   8,591
                                                              =======         =========

* Excludes restricted cash and cash equivalents of $1,523, $1,549 and $1,536 at December 31, 1995, March 31, 1996 and December 31, 1996, respectively

                              LOOMIS, FARGO & CO.

                Consolidated Statement of Stockholders' Deficit
                                  (unaudited)
                                    ($000s)



                                          Common   Common    Common           Additional
                                           Stock    Stock    Stock    Common   Paid-in    Accumulated
                                          Class A  Class B  Warrants  Stock    Capital      Deficit
                                         --------- -------  -------- -------- ----------- -----------

Balances at December 31, 1996                $ 15    $ -       $ 304    $  -     $ 1,485    $ (10,158)

Exercise of common stock warrants               9      3        (304)                743

Exchange common stock of Loomis
  Holding Corporation for common
  stock of Loomis, Fargo & Co.                (24)    (3)                 51         (24)

Distribution to stockholders                                                                  (14,085)

Issuance of common stock as part of
  the purchase consideration for Wells
  Fargo Armored                                                           49      22,551

Net loss                                                                                       (3,339)
                                             ----    ---       -----    ----     -------    ---------
Balances at March 31, 1997                   $  -    $ -       $   -    $100     $24,755    $ (27,582)
                                             ====    ===       =====    ====     =======    =========

                              LOOMIS, FARGO & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997



NOTE 1.   BASIS OF PRESENTATION
Loomis, Fargo & Co. (the "Company"), a Delaware corporation, was incorporated in August 1996. On January 24, 1997, Loomis Holding Corporation, a Delaware corporation, completed its business combination into Loomis, Fargo & Co. and the acquisition of certain assets and the assumption of certain liabilities of Wells Fargo Armored Service Corporation ("Wells Fargo Armored"), a wholly owned subsidiary of Borg-Warner Security Corporation. The business combination involved the exchange of all outstanding common stock of Loomis Holding Corporation for 5,100,000 shares of the common stock of the Company, which concurrently were transferred to a business trust owned by the former shareholders of Loomis Holding Corporation (the "Business Trust"). Earnings per share have been restated to reflect retroactively the effects of the business combination.

The Company owns LFC Holding Corporation (formerly Loomis Holding Corporation), which in turn owns Loomis, Fargo & Co., a Texas corporation (formerly Loomis Armored Inc. which was originally incorporated in 1928). Loomis, Fargo & Co. (the Texas corporation) has two subsidiaries, LFC Armored of Texas Inc., a Texas corporation, and Loomis, Fargo & Co. of Puerto Rico, a Tennessee corporation. The common stock of these two subsidiaries was contributed to the Company by Wells Fargo Armored as part of the assets transferred by Wells Fargo Armored in the business combination.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited consolidated financial statements of Loomis Holding Corporation and Wells Fargo Armored as of December 31, 1996 included in the Form S-1 Registration Statement filed with the Securities and Exchange Commission on April 7, 1997. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.


Certain prior period amounts have been reclassified to conform with the 1997 presentation.

NOTE 2.   DEBT
Long-term debt consists of the following at March 31, 1997:

    Bank credit facility                $ 73,450
    10% senior subordinated notes         85,000
    Non-interest bearing NOL note          5,433
                                        --------
                                        $163,883
                                        ========

Concurrent with the purchase of the assets of Wells Fargo Armored and the common stock of Loomis Holding Corporation on January 24, 1997 and the financing transactions discussed below, substantially all of the then-existing Loomis Holding Corporation indebtedness was repaid (other than capital leases). Deferred financing costs associated with the retired debt were written off as an extraordinary item in the accompanying consolidated statement of operations for the three months ended March 31, 1997. The Company also entered into a five-year step-down revolving bank credit facility agreement which provides for aggregate initial commitments of up to $115 million. Aggregate commitments are reduced by $2.5 million per quarter in 1998, by an additional $3.75 million per quarter in 1999, by an additional $4.375 million per quarter in 2000 and for the first two quarters of 2001, and $31.875 million per quarter for the final two quarters of the agreement. The interest rate of the credit facility is a variable rate based on either LIBOR or a base rate tied to the bank's prime rate. At March 31, 1997, the interest rates on the Company's borrowings were 9.75% on base-rate borrowings of $6.45 million and 7.69% - 7.79% on LIBOR borrowings totaling $67 million. Interest on base-rate borrowings is payable on a quarterly basis. Interest on LIBOR borrowings is due at the end of the repayment term. Borrowings under the credit facility are secured by substantially all of the assets of the Company and its subsidiaries. The agreement contains restrictive covenants regarding the levels of net worth and working capital, the issuance of additional debt, the compensation of officers, the payment of dividends, capital expenditures, new capital leases and maintenance of certain financial ratios. The first required measurement date for financial condition covenants is the fiscal quarter ending June 30, 1997. At March 31, 1997 there were no retained earnings available for the payment of dividends.

The 10% senior subordinated notes were issued on January 24, 1997 in a private placement. In connection with the sale, the Company entered into a Registration Rights Agreement with the purchasers to provide for the exchange of the original notes issued for new notes with substantially similar terms issued in a transaction registered under the Securities Act of 1933, as amended. The notes mature in January 2004, and provide for semiannual interest payments of $4.25 million beginning in July 1997. The notes are subordinated to borrowings under the credit facility and contain certain restrictive covenants.

On January 24, 1997, the Company issued a $6,000,000 NOL note to the Business Trust. The NOL note does not accrue interest and has a term of fifteen years, subject to mandatory prepayments as, and to the extent that, the Company realizes a tax benefit attributable to the utilization of net operating losses of Loomis Holding Corporation available at the date of closing of the Wells Fargo Armored acquisition. The NOL note was discounted at 10% over the Company's expected period of repayment of the principal. The Company expects that its utilization of net operating losses will result in the NOL Note being repaid in full by April 1998.

The amount of interest paid in the three months ended March 31, 1996 and 1997 was $249,875 and $172,129, respectively.

NOTE 3.   LEASES
At March 31, 1997, the scheduled future minimum lease payments under capital leases are as follows for years ending March 31(in thousands):

        1998                                         $  740
        1999                                            647
        2000                                            413
        2001                                            159
        2002                                              6
                                                     ------
        Total minimum lease payments                  1,965
        Less amount representing interest               174
                                                     ------
        Present value of capital lease obligations    1,791
        Less current portion of capital leasee
         obligations                                    627
                                                     ------
        Long-term capital lease obligations          $1,164
                                                     ======

The Company leases various office space and equipment under noncancelable operating leases expiring on various dates through 2006. The Company also subleases certain office space under a noncancelable operating lease expiring in 1997.

The following is a schedule of future minimum lease payments and future minimum sublease income under noncancelable operating leases with terms exceeding one year for years ending March 31:


                                 Lease       Sublease      Net
                                Payments      Income    Obligation
                                --------     --------   ----------
                                          (in thousands)

        1998                    $ 12,541     $      6   $   12,535
        1999                       9,537            -        9,537
        2000                       6,633            -        6,633
        2001                       4,700            -        4,700
        2002                       2,150            -        2,150
        Thereafter                 1,901            -        1,901
                                ----------------------------------
                                $ 37,462     $      6   $   37,456
                                ==================================


Rent expense for the quarters ended March 31, 1996 and 1997 was $834,000 and $2,093,000, respectively.

The Company has certain operating leases which contain (i) rent escalation clauses, some of which are fixed annual increases with others tied to the Consumer Price Index and (ii) the passthrough of operating expenses and property taxes. In addition, certain leases contain renewal options.

NOTE 4.   PURCHASE OF WELLS FARGO ARMORED SERVICE CORPORATION
On January 24, 1997 the Company purchased certain assets and assumed certain liabilities of Wells Fargo Armored, a wholly-owned subsidiary of Borg-Warner Security Corporation. (See Note 1.) The acquisition was accounted for using the purchase method. The aggregate purchase price for the assets acquired and the liabilities assumed was approximately $128,000,000, which included cash payments of $105,236,000 and the issuance of 4,900,000 shares of the common stock of the Company. The excess of the purchase price over the net assets acquired, approximately $98,715,000, will be amortized to expense principally over 40 years. The purchase price has been preliminarily allocated to the net assets acquired and liabilities assumed. The purchase price will be finalized when all fair market value appraisals are completed and severance, relocation and leasehold abandonment costs are finalized.

Concurrent with the acquisition, the Company repaid substantially all of the long-term obligations of Loomis Holding Corporation, replaced its existing lines of credit with a $115,000,000 revolving bank credit facility and issued $85,000,000 of 10% unsecured notes due in 2004 in a private placement. See
Note 2.

The consolidated statements of operations and cash flows presented for the three months ended March 31, 1996 are those of Loomis Holding Corporation, predecessor to the Company. The statements of operations and cash flows presented for the three months ended March 31, 1997 include the transactions of Loomis Holding Corporation for the twenty-three days before the business combination on January 24, 1997, and those of the Company for the remainder of the three-month period.

The pro forma unaudited results of operations for the three months ended March 31, 1996 and March 31, 1997, assuming consummation of the purchase and the restructuring of the Company's debt and capital structure as of January 1, 1996, are as follows:


                                          1996               1997
                                         ------             ------
                                    (In thousands, except per share data)

Revenues                                $ 89,233           $ 95,221
                                        ========           ========
Income (loss) before
 extraordinary item                     $  1,003           $ (3,596)
                                        ========           ========

Net income (loss)                       $  1,003           $ (3,720)
                                        ========           ========
Income (loss) before extraordinary
 item per common share                  $   0.10           $  (0.36)
                                        ========           ========

Net income (loss) per common share      $   0.10           $  (0.37)
                                        ========           ========

NOTE 4.   PURCHASE OF WELLS FARGO ARMORED SERVICE CORPORATION  (CONTINUED)
The net income (loss) presented above includes pro forma adjustments to (i) interest expense to reflect the Company's revised capital structure after the business combination (ii) depreciation and (iii) amortization of goodwill to reflect the effects of purchase accounting. Additional adjustments include cost savings related to headcount reduction, elimination of duplicate facilities and elimination of management fees paid by both of the combined companies to their former owners.

The March 31, 1997 balance sheet reflects adjustments to record acquired assets and assumed liabilities at their fair market values and to conform certain accounting policies of Wells Fargo Armored to the policies of the Company. Reserves totalling approximately $5,466,000 have been recorded for costs associated with consolidating headquarters and branch facilities, related relocation costs and severance payments, and obligations under noncancelable leases for space, vehicles and equipment that extend beyond the expected periods of use by the Company.

At March 31, 1997, charges of $398,000 have been taken against the established reserves. The Company anticipates charges of $2,864,000 against the purchase accounting reserves in the next twelve months, all of which will represent cash outflows. All reorganization and consolidation activities are expected to be completed by August 31, 1997.


NOTE 5.   EMPLOYEE COMPENSATION PLANS
Before the reorganization of Loomis Holding Corporation into the Company, certain key employees of Loomis Holding Corporation were compensated under a Management Equity Growth and Appreciation Plan (the MEGA Plan), under which Loomis Holding Corporation issued participation units representing unfunded, unsecured, potential rights to receive deferred compensation. The units vested over a five-year schedule and required the occurrence of a triggering event (as defined) before they became exercisable.

Upon the reorganization of the Company and the acquisition of Wells Fargo Armored, the MEGA Plan was terminated and all of its units canceled. The Loomis, Fargo & Co. Unitholders Option Plan (the Option Plan) was established, under which options to purchase shares of the Company's common stock were issued to the holders of units under the MEGA Plan that were substantially equivalent to the canceled units. Options under the Option Plan are subject to vesting requirements and other limitations that are substantially similar to those that existed with respect to the units under the MEGA Plan. The Option Plan also requires a triggering event before the options may be exercised. A triggering event is the first to occur of (i) any sale or disposition of more than 1,250,000 shares of common stock of the Company by the majority shareholder to a non-affiliate, (ii) any sale or disposition of substantially all of the assets of the Company to a non-affiliate, (iii) a merger of the Company with or into a non-affiliated entity, or (iv) a public offering or series of offerings producing aggregate gross proceeds of at least $100 million.

As of March 31, 1997, there are 612,967 options outstanding under the Option Plan, 457,113 of which are vested.

NOTE 6.   COMMON STOCK

The capital structure of the Company changed with the reorganization of Loomis Holding Corporation into Loomis, Fargo & Co. and the acquisition of Wells Fargo Armored on January 24, 1997. The 3,500,000 outstanding shares of $.01 par value Loomis Holding Corporation Series 1 Preferred Stock were redeemed out of the proceeds of the new financing arrangements. The 2,383,911 outstanding shares of Class A Loomis Holding Corporation common stock and the 268,794 outstanding shares of Class B Loomis Holding Corporation common stock (both having a par value of $.01 per share) were exchanged for 5,100,000 shares of common stock of Loomis, Fargo & Co., which were concurrently transferred to a Business Trust owned by the former stockholders of Loomis Holding Corporation. (See Note 1.) Under certain circumstances, shares held by the Business Trust may be provided subsequent to the exercise of certain stock options. The remaining 4,900,000 outstanding shares of common stock of the Company were issued to Wells Fargo Armored as part of the purchase price consideration.

The common stock of the Company consists of one class and has a $.01 par value. Twenty thousand shares are authorized, ten thousand of which are issued and outstanding as described in the preceding paragraph. Ten thousand shares of $.01 preferred stock are authorized, but none have been issued at March 31, 1997.

In 1991 and 1992, warrants were issued to certain lenders and shareholders of Loomis Holding Corporation to purchase an aggregate of 877,646 shares of Loomis's Class A Common Stock and 268,794 shares of Loomis's Class B Common Stock. On January 23, 1997, all warrant holders exercised their warrants. The shares issued upon exercise of the warrants were included in the January 24, 1997 exchange of common stock of Loomis Holding Corporation for shares of common stock of the Company.

Concurrent with the business combination on January 24, 1997, the non-interest bearing NOL note described in Note 2, having a discounted value at that date of approximately $5,342,000, and net cash consideration of approximately $8,743,000 were distributed for the benefit of the shareholders of Loomis Holding Corporation.

NOTE 7.   NET INCOME (LOSS) PER SHARE

Net income (loss) per share amounts are computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and common stock equivalents outstanding during the period. Common stock equivalents include stock options and warrants and are computed under the treasury stock method. The numbers of shares outstanding used in the computation of net income (loss) per share for the three months ended March 31, 1996 and 1997 were 5,092,171 and 8,745,777, respectively. Earnings per share have been restated to reflect retroactively the effects of the recapitalization described in Note 6.

NOTE 8.   INCOME TAXES

The Company had a federal net operating loss carryforward of $15,100,000 at December 31, 1996. Accordingly, the Company's income tax expense is limited to the amount resulting from the computation of the alternative minimum tax.

                                     Item 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

A comparison of the Company's results of operations for the first quarter of 1997 with Loomis Holding Corporation's results of operations for the first quarter of 1996 is necessarily focused on the significant difference in the size of the Company before and after the acquisition of certain assets and liabilities of Wells Fargo Armored. The audited financial statements of the separate companies as of December 31, 1996 (which were included in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 7, 1997) reflect annual 1996 revenues of Wells Fargo Armored almost twice as large as those of Loomis Holding Corporation, property and equipment over twice as large, and net assets three times as large. While this increase in the Company's size offers potential for future growth and profitability, the business combination tends to dominate any financial comparison of periods before and after the combination. Results of operations and related cash flows for the first three months of 1997 include 23 days of Loomis Holding Corporation alone before the combination, and 67 days of combined operations beginning with the January 24, 1997 closing date. For a condensed comparison of first quarter operations of 1996 and 1997 on a pro forma basis, as if the companies had been combined for the entirety of the two periods, see Note 4 to the financial statements.

Certain of the matters discussed in this discussion and analysis may constitute forward-looking statements for purposes of the Securities Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

RESULTS OF OPERATIONS
The following table sets forth Loomis' results of operations expressed as a percentage of revenue.


                                                THREE MONTHS ENDED
                                                     MARCH 31
                                                ------------------
                                                 1996        1997
                                                ------      ------

INCOME STATEMENT DATA:
Revenues                                        100.0%      100.0%
Cost of operations:
 Payroll and related expense                     64.9        60.2
 Vehicle expense                                 11.8        13.0
 Facilities expense                               4.3         4.1
 Other operating expense                         16.3        22.8
                                               ------      ------
Operating income                                  2.7        (0.1)

Interest expense                                  2.4         3.9
                                               ------      ------
Income (loss) befoe income taxes and
 extraordinary item                               0.3        (4.0)

Income taxes                                        -           -
                                               ------      ------

Income (loss) before extraordinary item           0.3        (4.0)

Extraordinary item (net of provision for
 income taxes)                                      -         0.2
                                               ------      ------

Net income (loss)                                 0.3%       (4.2)%
                                               ======      ======

Three months ended March 31, 1996 compared with three months ended March 31,
1997

Revenues. Revenues increased from $30.2 million for the three months ended March 31, 1996 to $79.9 million for the three months ended March 31, 1997, an increase of $49.7 million or 164.6%, of which $46.6 million is due to the acquisition of the assets of Wells Fargo Armored. Excluding the increase from the acquisition, revenues increased $3.1 million or 10% over the three months ended March 31, 1996. The following table analyzes revenues by type of service.


                                         Three Months Ended
                                              March 31
                                          ----------------
                                           1996      1997     Change   Percent
                                          ------    ------    ------   -------
                                             (Dollars in millions)
Traditional armored transport services    $ 24.2    $ 50.8    $ 26.6   109.9%
ATM services                                 3.6      23.3      19.7   547.2%
Cash vault and related services              2.4       5.8       3.4   141.7%
                                          ------    ------    ------
                                          $ 30.2    $ 79.9    $ 49.7   164.6%
                                          ------    ------    ------

ATM services have continued to expand dramatically with additional service opportunities in both the number of ATM locations and the additional items being dispensed through ATMs. Exclusive of the ATM locations added in the acquisition of Wells Fargo Armored, the number of ATMs served increased by approximately 1,500 machines in the three months ended March 31, 1997 compared to the three months ended March 31, 1996. The increase in ATMs served has also benefitted armored transport and cash vault revenues as customers often prefer to use one risk management service provider. The significant increase in ATM services revenue reflects both Loomis Holding Corporation's strategic decision to develop this market segment and the strong presence of Wells Fargo Armored in the ATM services market even before the combination. Although the Company's revenues are generally level throughout the year, revenues vary due to the extent that demand for money increases during the major holiday seasons.

Payroll and related expense. Payroll and related expense increased from $19.6 million for the three months ended March 31, 1996 to $48.1 million for the three months ended March 31, 1997, an increase of $28.5 million or 145.4%. Payroll and related expense as a percent of revenue decreased from 64.9% for the three months ended March 31, 1996 to 60.2% for the three months ended March 31, 1997. The increase in payroll and related expense was principally related to the employee base acquired from Wells Fargo Armored of approximately $25.0 million and included payments for a certain amount of redundant functions until such time as the Company can fully consolidate duplicate facilities and functions. Additional increases for growth in the employee base for new business and wage increases totaled approximately $3.0 million. The decrease of payroll and related expense as a percentage of revenues reflects the lower wage rates of the employee base acquired from Wells Fargo Armored. Some of the duplicate administrative functions were reduced during February and March 1997. Management estimates that, upon completion of its consolidation plan by August 31, 1997, annual savings of approximately $3.4 million will be realized in the area of payroll and related expense, over the cost of operating Loomis Holding Corporation and Wells Fargo Armored separately.

Vehicle expense. Vehicle expense increased from $3.6 million for the three months ended March 31, 1996 to $10.4 million for the three months ended March 31, 1997, an increase of $6.8 million, or 188.9%, of which $6.3 million was related to the fleet acquired from Wells Fargo Armored. Vehicle expense as a percent of revenue increased from 11.8% for the three months ended March 31, 1996 to 13.0% for the three months ended March 31, 1997. The increase as a percentage of revenues can be attributed to the higher depreciation and lease expenses of the relatively newer fleet of Wells Fargo Armored acquired in the business combination, and management's emphasis on preventive maintenance programs on the acquired fleet. The number of trucks in active service increased from approximately 950 to approximately 2,800 with the business combination.

Facilities expense. Facilities expense increased from $1.3 million for the three months ended March 31, 1996 to $3.3 million for the three months ended March 31, 1997, an increase of $2.0 million, or 153.8%. Facilities expense as a percent of revenue decreased from 4.3% for the three months ended March 31, 1996 to 4.1% for the three months ended March 31, 1997. The number of operating sites increased from 69 to 197 sites with the purchase of Wells Fargo Armored, with $1.6 million of the increase in facilities expense associated with the acquired branches. The remaining $0.4 million increase includes the maintenance of the duplicate headquarters in Atlanta. The phaseout of duplicate facilities is scheduled to be completed by August 31, 1997.

Other operating expenses. Other operating expenses increased from $4.9 million for the three months ended March 31, 1996 to $18.2 million for the three months ended March 31, 1997, an increase of $13.3 million, or 271.4%. Other operating expenses as a percent of revenue increased from 16.3% for the three months ended March 31, 1996 to 22.8% for the three months ended March 31, 1997. Other operating expenses include such expenses as cargo insurance premiums and losses, a centralized dispatch center, and the testing, recruiting and training of employees. Other operating costs associated with the facilities acquired from Wells Fargo Armored were approximately $9.0 million. The Company experienced higher cargo losses in the three months ended March 1997 compared to the three months ended March 1996, due to the substantially higher rate of cargo losses at the acquired Wells Fargo Armored facilities. The total increase in retained cargo losses was $3.8 million over the prior year. Also, cargo premiums increased from $0.6 million in the three months ended March 31, 1996 to $0.8 million in the three months ended March 31, 1997. Additionally, operating expense increased by $0.4 million for the incremental amortization of goodwill related to the business combination.

Extraordinary item. An extraordinary item of $0.1 million was recorded in the three months ended March 31, 1997, resulting from the write-off of deferred financing costs associated with the debt retired in January 1997.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents at March 31, 1996 and March 31, 1997 were $2.5 million and $8.6 million, respectively. Included in the March 31, 1996 balance is restricted cash and cash equivalents of $1.5 million. Changes in cash and cash equivalents are described in the statements of cash flows, which are summarized below.

                                                         Three Months Ended
                                                              March 31
                                                         ------------------
                                                           1996      1997
                                                         -------- ---------
                                                        (Dollars in millions)
Net cash provided by (used in) operating activities      $  2.0   $  (1.8)
Net cash used in investing activities                      (0.6)   (105.8)
Net cash provided by (used in) financing activities        (0.4)    115.3


The cash provided by operating activities in the three months ended March 31, 1996 decreased to net cash used in operating activities in the three months ended March 31, 1997, primarily due to the net loss in 1997.

In the three months ended March 31, 1996, cash was used in investing activities primarily for vehicles and computer equipment. In the three months ended March 31, 1997, cash was primarily used in the acquisition of the assets of Wells Fargo Armored.

In the three months ended March 31, 1996, cash was used to repay debt and capital leases. In the three months ended March 31, 1997, cash was provided by financing activities entered into in connection with the business combination. Long-term obligations of $24.7 million were repaid, preferred stock of $3.5 million was redeemed, $8.7 million of cash distributions were made for the benefit of stockholders of Loomis Holding Corporation and $4.7 million of financing costs were paid in connection with the refinancing of the

Company's debt. Borrowings of $73.5 million were drawn against the Company's new credit facility, and $85.0 million of senior subordinated notes were sold in a private placement.

The Company's balance sheet reflected working capital of $7.3 million at March 31, 1997. The Company is highly leveraged, with long-term liabilities comprising 80% of total liabilities and common stockholders' deficit at March 31, 1997.

The Company's revolving bank credit facility provides initial aggregate commitments of $115 million through December 1997. These funds can be borrowed for unspecified periods of time at a base rate tied to the bank's prime rate, or for set periods of time under variable rates tied to LIBOR. The facility includes guarantees of letters of credit, of which approximately $11.7 million were outstanding at March 31, 1997. The agreement includes a step-down of commitments over the final four years of the facility, as described in Note 2. Remaining commitments available under the facility at March 31, 1997 are $29.9 million.

In one year, total commitments under the agreement will decrease to $112.5 million. It is anticipated that letters of credit requirements, principally for casualty liabilities, will increase to approximately $24.0 million, leaving $88.5 million in commitments. The Company's management believes that the operating cash flow and this remaining financing commitment will be more than adequate to fund future operating needs and anticipated payment of the NOL note in April 1998. See Note 2.

Planned capital expenditures for the next twelve months are $12 million, primarily vehicles, which will depend on growth rate experienced. Committed capital expenditures of $2.2 million include $1.5 million for vehicles.

PART II   OTHER INFORMATION

ITEM  2  CHANGES IN SECURITIES

On January 24, 1997, the Company issued 10,000,000 shares of its common stock, $0.01 par value, to two purchasers in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof. Such shares of common stock were issued in exchange for securities and assets in connection with the initial capitalization of the Company.



ITEM  5  OTHER INFORMATION

On March 29, 1997, the Company experienced a material cargo loss, which is currently under investigation. The Company believes that the cargo loss will not have a material adverse effect on the Company's liquidity or earnings in 1997, but that such loss could have negative consequences on the Company's insurance coverage and/or costs at some future time.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   EXHIBITS

           2.1 Contribution Agreement, dated as of November 28, 1996, among the Company, LFC Holding Corporation (formerly known as Loomis Holding Corporation) ("LFC Holding") Loomis Fargo & Co (Texas) (formerly known as Loomis Armored Inc.) ("Loomis, Fargo Texas"), Borg-Warner Security Corporation, Wells Fargo Armored Service Corporation, and the Loomis Stockholders Trust.*

           2.2 Business Trust Agreement, dated as of November 27, 1996, among Wingate Partners, L.P. and Wingate Affiliates, L.P., as initial grantors, Wilmington Trust Company, as trustee, Frederick B. Hegi, Jr., as manager, and the Unitholders parties thereto.*

           2.3 Trust Unit Exchange Agreement, dated as of January 24, 1997, among the Loomis Stockholders Trust and the Exchanging Shareholders parties thereto.*

           3.1 Certificate of Incorporation of Loomis, Fargo & Co. (Delaware), as amended.*

           3.2  Bylaws of Loomis, Fargo & Co. (Delaware).*

           3.3  Certificate of Incorporation of LFC Holding, as amended.*

           3.4  Bylaws of LFC Holding, as amended.*

           3.5  Articles of Incorporation of Loomis, Fargo Texas, as amended.*

           3.6  Bylaws of Loomis, Fargo Texas, as amended.*

           3.7 Articles of Incorporation of LFC Armored of Texas Inc., as amended.*

           3.8  Bylaws of LFC Armored of Texas Inc.*

           3.9 Amended and Restated Articles of Incorporation of Loomis, Fargo & Co. of Puerto Rico, as amended.*

        3.10    Bylaws of Loomis, Fargo & Co. of Puerto Rico.*

        4.1 Indenture, dated as of January 24, 1997, among the Company, as Issuer, LFC Holding, Loomis, Fargo Texas, LFC Armored of Texas Inc. (formerly known as Wells Fargo Armored Service Corporation of Texas) ("LFC of Texas"), and Loomis, Fargo & Co of Puerto Rico (formerly known as Wells Fargo Armored Service Corporation of Puerto Rico) ("LFC of Puerto Rico"), as Guarantors, and Marine Midland Bank, as trustee.*

        4.2     Form of Old Note (included in Exhibit 4.1, Exhibit A-1).

        4.3     From of New NOte (included in Exhibit 4.1, Exhibit A-3).

        4.4 Registration Rights Agreement, dated as of January 24,1997, among Loomis, the Company, LFC Holding, Loomis, Fargo Texas, LFC of Texas, LFC of Puerto Rico and Lehman Brothers Inc. and NationsBanc Capital Markets, Inc.*

        4.5 Purchase Agreement, dated as of January 17, 1997, among the Company, LFC Holding, Loomis, Fargo Texas and Lehman Brothers Inc. and NationsBanc Capital Markets, Inc., as initial purchasers.*

       10.1 Credit Agreement, dated as of January 24, 1997, among the Company, as borrower, the several lenders parties thereto, Lehman Commercial Paper Inc. ("LCPI") and NationsBank of Texas, N.A. ("NationsBank"), as arrangers, LCPI and NatonsBanc Capital Markets, Inc., as syndication agents, LCPI as documentation agent, and NationsBank as administrative agent.*

       10.2 Guarantee and Collateral Agreement made by the Company, LFC Holding, Loomis, Fargo Texas, LFC of Texas and LFC of Puerto Rico, in favor of NationsBank of Texas, N.A.*

       10.3 Stockholders Agreement dated as of January 24, 1997 among the Company, Wells Fargo Armored Service Corporation, the Loomis Stockholders Trust and Wingate Partners, L.P.*

        10.4 Loomis Indemnity Trust Agreement, dated as of January 24, 1997, among the Company, the Loomis Stockholders Trust, and Frederick
                B. Hegi, Jr., as trustee.*

        10.5 Excess Claims Assumption Agreement, dated as of January 24, 1997, among the Company, LFC Holding, Loomis, Fargo Texas, and the Loomis Stockholders Trust.*

        10.6 Unitholders Option Plan and Agreement, dated as of January 24, 1997, among the Company and the Unitholders signatories thereto.*

        10.7 Stock Contribution Agreement, dated as of January 24, 1997, between the Company and the Loomis Stockholders Trust.*

        10.8 NOL Promissory Note, dated as of January 24, 1997, of the Company in the principal amount of $6,000,000 payable to the Loomis Stockholders Trust.*

        10.9 Fleet Lease Agreement, dated as of December 2, 1996, between Associates Leasing, Inc. and Wells Fargo Armored Service Corporation.*

        10.10 Transfer and Assumption Agreement, dated as of January 2, 1997, among Wells Fargo Armored Service Corporation, Borg-Warner Security Corporation, the Company and Associates Leasing, Inc.*

        10.11 Transition Services Agreement, dated as of January 24, 1997, between the Company and Pony Express Courier Corp.*

        10.12 Employment Agreement, dated as of November 11, 1991, between LFC Holding Corporation (formerly known as Loomis Holding Corporation) and James B. Mattly.*

------------
* Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-24689) of Loomis, Fargo & Co. initially filed with the Securities and Exchange Commission on April 7, 1997.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LOOMIS, FARGO & CO.


Date: May 14, 1997                      By: /s/ JAMES K. JENNINGS, JR.
                                           --------------------------------
                                               James K. Jennings, Jr.
                                               Executive Vice President
                                               and Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer of the
                                               Registrant)