Form 10-Q
period 1997-06-30
LOOMIS FARGO & CO; LFC HOLDING CORP /NEW; LOOMIS FARGO & CO /TX/; LOOMIS FARGO & CO OF PUERTO RICO; LFC ARMORED OF TEXAS INC
filed 1997-08-14
CIK 1037120, 1039721, 1039727, 1039728, 1040333

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                --------------

                                   FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                              LOOMIS, FARGO & CO.
            (Exact name of registrant as specified in its charter)

          Delaware                  333-24689               76-0521092
(State or other Jurisdiction       (Commission             (IRS Employer
of Incorporation or Organization)    File Number)        Identification No.)



  File No. 333-24689-01            File No. 333-24689-02              File No. 333-24689-03              File No. 333-24689-04
LFC Holding Corporation             Loomis, Fargo & Co.                   LFC Armored                     Loomis, Fargo & Co.
(Exact Name of Registrant         (Exact Name of Registrant              of Texas Inc.                      of Puerto Rico
as Specified in its Charter)     as Specified in its Charter)        (Exact Name of Registrant           (Exact Name of Registrant
                                                                    as specified in its Charter)       as Specified in its Charter)

         Delaware                           Texas                              Texas                           Tennessee
(State or other jurisdiction of   (State or other jurisdiction of   (State or other jurisdiction of  (State or other jurisdiction of
incorporation or organization)    incorporation or organization)     incorporation or organization)   incorporation or organization)

        75-2371825                       75-0117200                          58-1884701                        66-0215016
     (I.R.S. Employer                 (I.R.S Employer                     (I.R.S. Employer                  (I.R.S. Employer
    Identification No.)              Identification No.)                 Identification No.)               Identification No.)

2500 CityWest Blvd., Suite 900
Houston, Texas                                          77042
(Address of principal executive offices)             (ZIP Code)

Registrants' telephone number, including area code: (713) 435-6700

     Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ ]   No [x]

     As of August 14, 1997, 10,000,000 shares of the common stock, $0.01 par value, of Loomis, Fargo & Co., 2,652,705 shares of the class A common stock, $0.01 par value, of LFC Holding Corporation, 1,000 shares of the common stock, $10.00 par value, of Loomis, Fargo & Co. (a Texas corporation), 100 shares of common stock, $1.00 par value, of LFC Armored of Texas Inc., and 250 shares of common stock, no par value, of Loomis, Fargo & Co. of Puerto Rico, were outstanding.

                      PART I   -   FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                              LOOMIS, FARGO & CO.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                    ($000S)

                                                      DECEMBER 31,    JUNE 30,
                                                          1996          1997
                                                      -----------    ----------
ASSETS
Current Assets:
  Cash and cash equivalents, including restricted
    cash and cash equivalents of $1,536 at
    December 31, 1996                                     $  2,469    $  4,530
  Accounts receivable, net                                  10,939      41,126
  Prepaid expenses and other assets                          2,253      10,619
                                                          --------    --------
            Total current assets                            15,661      56,275

Property and equipment,net                                  16,816      45,596
Intangible assets                                            7,851     109,929
Other assets                                                 2,718       5,098
                                                          --------    --------
Total assets                                              $ 43,046    $216,898
                                                          ========    ========

LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                        $  5,439    $ 14,451
  Accrued expenses and other current liabilities            11,759      34,549
  Short-term debt                                            1,022           -
  Current portion, long-term debt                            1,500           -
  Current portion, capital lease obligations                   496         771
                                                          --------    --------
            Total current liabilities                       20,216      49,771

Long-term liabilities:
  Long-term debt                                            20,950     165,320
  Capital lease obligations                                    966         745
  Accrued management fees                                    1,575           -
  Other long-term liabilities                                3,838       3,506
                                                          --------    --------
            Total long-term liabilities                     27,329     169,571

Redeemable preferred stock                                   3,500           -
Redeemable common stock warrants                               355           -

Common stockholders' deficit:
  Class A common stock                                          15         100
  Class B common stock                                           -           -
  Common stock                                                   -           -
  Common stock warrants                                        304           -
  Additional paid-in capital                                 1,485      24,755
  Accumulated deficit                                      (10,158)    (27,299)
                                                          --------    --------
            Total common stockholders' deficit              (8,354)     (2,444)
                                                          --------    --------
Total liabilities and common stockholders' deficit        $ 43,046    $216,898
                                                          ========    ========

                            See accompanying notes.

                              LOOMIS, FARGO & CO.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                         ($000S, EXCEPT PER SHARE DATA)

                                                      SIX MONTHS      SIX MONTHS
                                                        ENDED           ENDED
                                                    JUNE 30, 1996   JUNE 30, 1997
                                                    -------------   -------------

 REVENUES                                                 $61,649        $174,738

 COST OF OPERATIONS:
   Payroll and related expense                             41,945         105,477
   Vehicle expense                                          7,026          23,054
   Facilities expense                                       2,563           7,334
   Other operating expenses                                 8,739          32,046
   Expenses relating to the business combination                -           2,372
   Gains associated with benefit plans                       (954)              -
                                                          -------        --------
                                                           59,319         170,283
                                                          -------        --------

 OPERATING INCOME                                           2,330           4,455

 INTEREST EXPENSE                                           1,451           7,287
                                                          -------        --------
 INCOME (LOSS) BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                                         879          (2,832)

 INCOME TAXES                                                  53             106
                                                          -------        --------
 INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                      826          (2,938)

 EXTRAORDINARY ITEM (NET OF PROVISION FOR INCOME
    TAXES OF $1 )                                               -            (124)
                                                          -------        --------
 NET INCOME (LOSS)                                        $   826        $ (3,062)
                                                          =======        ========


 NET INCOME (LOSS) PER SHARE:

 BEFORE EXTRAORDINARY ITEM                                $  0.16        $  (0.32)

 EXTRAORDINARY ITEM                                             -           (0.01)
                                                          -------        --------
 NET INCOME (LOSS)                                        $  0.16        $  (0.33)
                                                          =======        ========

                            See accompanying notes.

                              LOOMIS, FARGO & CO.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                    ($000S)

                                                     THREE MONTHS   THREE MONTHS
                                                        ENDED           ENDED
                                                    JUNE 30, 1996   JUNE 30, 1997
                                                    -------------   -------------

 REVENUES                                                 $31,420         $94,846

 COST OF OPERATIONS:
   Payroll and related expense                             22,316          57,845
   Vehicle expense                                          3,461          12,631
   Facilities expense                                       1,275           4,048
   Other operating expenses                                 3,809          14,522
   Expenses relating to the business combination                -           1,233
   Gains associated with benefit plans                       (954)              -
                                                          -------         -------
                                                           29,907          90,279
                                                          -------         -------

 OPERATING INCOME                                           1,513           4,567

 INTEREST EXPENSE                                             717           4,209
                                                          -------         -------
 INCOME BEFORE INCOME TAXES                                   796             358

 INCOME TAXES                                                  53              81
                                                          -------         -------
 NET INCOME                                               $   743         $   277
                                                          =======         =======

 NET INCOME PER SHARE                                     $  0.15         $  0.03
                                                          =======         =======

                            See accompanying notes.

                              LOOMIS, FARGO & CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                    ($000S)

                                                             SIX MONTHS      SIX MONTHS
                                                               ENDED           ENDED
                                                           JUNE 30, 1996   JUNE 30, 1997
                                                           --------------  --------------
 OPERATING ACTIVITIES
 Net income (loss)                                               $   826       $  (3,062)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
      Depreciation and amortization expense                        2,415           8,150
      Amortization of financing costs                                  -             447
      Accretion of discount on NOL note                                -             228
      Loss on disposal of property and equipment                      10               -
      Change in restricted cash                                       18           1,536
      Provision for allowance for doubtful accounts                    -           1,459
      Accrued management fees                                        174              23
      Postretirement benefits other than pensions                   (954)              -
      Changes in current assets and liabilities (net
       of the effects of the acquisition):
         Trade accounts receivable                                  (853)         (6,101)
         Prepaid expenses                                         (1,838)         (5,766)
         Accounts payable                                          2,174          (3,183)
         Accrued expenses                                          1,354           3,308
                                                                 -------       ---------
 Net cash provided by (used in) operating activities               3,326          (2,961)

 INVESTING ACTIVITIES
 Purchase of Wells Fargo Armored                                       -        (105,565)
 Capital expenditures                                             (1,391)         (3,568)
 Proceeds from sale of property and equipment                          9               -
                                                                 -------       ---------
 Net cash used in investing activities                            (1,382)       (109,133)

 FINANCING ACTIVITIES
 Borrowings of debt                                                1,589          74,750
 Issuance of senior subordinated notes                                 -          85,000
 Repayments of debt and capital lease obligations                 (1,856)        (24,961)
 Payment of accrued management fees                                    -          (1,598)
 Financing costs related to debt                                     (80)         (5,359)
 Redemption of preferred stock                                         -          (3,500)
 Exercise of common stock warrants                                     -              96
 Distributions to stockholders                                         -          (8,737)
                                                                 -------       ---------
 Net cash provided by (used in) financing activities                (347)        115,691
                                                                 -------       ---------
 Net increase in cash and cash equivalents                         1,597           3,597
 Cash and cash equivalents at beginning of period  *                 274             933
                                                                 -------       ---------
 Cash and cash equivalents at end of period  *                   $ 1,871       $   4,530
                                                                 =======       =========
-------
*  Excludes restricted cash and cash equivalents of $1,523, $1,505 and $1,536 at
   December 31, 1995, June 30, 1996 and December 31, 1996, respectively.

                            See accompanying notes.

                              LOOMIS, FARGO & CO.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                  (UNAUDITED)
                                    ($000S)


                                           COMMON    COMMON     COMMON             ADDITIONAL
                                            STOCK     STOCK      STOCK    COMMON     PAID-IN    ACCUMULATED
                                           CLASS A   CLASS B    WARRANTS   STOCK     CAPITAL      DEFICIT
                                           -------   -------   --------     ----     -------      --------

 Balances at December 31, 1996                $ 15   $     -      $ 304   $    -     $ 1,485      $(10,158)

 Exercise of common stock warrants               9         3       (304)                 743

 Exchange common stock of Loomis
   Holding Corporation for common
   stock of Loomis, Fargo & Co.                (24)       (3)                 51         (24)

 Distribution to stockholders                                                                      (14,079)

 Issuance of common stock as part of
   the purchase consideration for Wells
   Fargo Armored                                                              49      22,551

 Net loss                                                                                           (3,062)
                                           -------   -------   --------     ----     -------      --------
 Balances at June 30, 1997                 $     -   $     -   $      -     $100     $24,755      $(27,299)
                                           =======   =======   ========     ====     =======      ========





                            See accompanying notes.

                              LOOMIS, FARGO & CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997


NOTE 1.   BASIS OF PRESENTATION
-------------------------------

Loomis, Fargo & Co. (together with its subsidiaries, the Company), a Delaware corporation, was incorporated in August 1996. On January 24, 1997, Loomis Holding Corporation (a Delaware corporation) completed its reorganization into Loomis, Fargo & Co. and the acquisition of certain assets and the assumption of certain liabilities of Wells Fargo Armored Service Corporation (Wells Fargo Armored), a wholly owned subsidiary of Borg-Warner Security Corporation. The reorganization involved the exchange of all outstanding common stock of Loomis Holding Corporation for 5,100,000 shares of the common stock of the Company, which concurrently were transferred to a business trust owned by the former shareholders of Loomis Holding Corporation (the Business Trust.) Earnings per share have been restated to reflect retroactively the effects of the reorganization.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited consolidated financial statements of Loomis Holding Corporation and Wells Fargo Armored as of December 31, 1996 included in Amendment No. 2 to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 18, 1997. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

Certain prior period amounts have been reclassified to conform with the 1997 presentation.

NOTE 2.   DEBT
--------------
Long-term debt consists of the following at June 30, 1997:

         Bank credit facility                 $ 74,750
         10% senior subordinated notes          85,000
         Non-interest bearing NOL note           5,570
                                              --------
                                              $165,320
                                              ========

Concurrent with the purchase of the assets of Wells Fargo Armored on January 24, 1997, the exchange of the common stock of Loomis Holding Corporation and the financing transactions discussed below, substantially all of the then-existing Loomis Holding Corporation indebtedness (other than capital leases) was repaid. Deferred financing costs associated with the retired debt were written off as an extraordinary item in the accompanying consolidated statements of operations. The Company also entered into a five-year step-down revolving bank credit facility agreement which provides for aggregate initial commitments of up to $115 million. Aggregate commitments are reduced by $2.5 million per quarter in 1998, by an additional $3.75 million per quarter in 1999, by an additional $4.375 million per quarter in 2000 and for the first two quarters of 2001, and $31.875 million per quarter for the final two quarters of the agreement. The interest rate of the credit facility is a variable rate based on either LIBOR or a base rate tied to the bank's prime rate. At June 30, 1997, the interest rates on the Company's borrowings were 9.75% on base-rate borrowings of $3.75 million, and 8.02-8.09% on LIBOR borrowings totaling $71 million. Interest on base-rate borrowings is payable on a quarterly basis. Interest on LIBOR borrowings is due at the end of the repayment term, ranging from 30 to 90 days. Borrowings under the credit facility are secured by substantially all of the assets of the Company and its subsidiaries. The agreement contains restrictive covenants regarding the levels of net worth and working capital, the issuance of additional debt, the compensation of officers, the payment of dividends, capital expenditures, new capital leases and maintenance of certain financial ratios.
At June 30, 1997 there were no retained earnings available for the payment of dividends.

The 10% senior subordinated notes were issued on January 24, 1997 in a private placement, and were subsequently exchanged and registered with the Securities and Exchange Commission. The notes mature in January 2004, and provide for semiannual interest payments of $4.25 million beginning in July 1997. The notes are subordinated to borrowings under the credit facility and contain certain restrictive covenants.

On January 24, 1997, the Company issued a $6,000,000 NOL note to the Business Trust. The NOL note does not accrue interest and has a term of fifteen years, subject to mandatory prepayments as, and to the extent that, the Company realizes a tax benefit attributable to the utilization of net operating losses of Loomis Holding Corporation available at the date of the reorganization and acquisition of Wells Fargo Armored. The NOL note was discounted at 10% over the Company's expected period of repayment of the principal. The Company expects that its utilization of net operating losses will result in the NOL note being repaid in full in April 1998.

Interest of $1,586,600, and $2,154,900, respectively, was paid during the six months ended June 30, 1996 and 1997.

NOTE 3.   LEASES
----------------
At June 30, 1997, the scheduled future minimum lease payments under capital leases are as follows for years ending June 30 (in thousands):

            1998                                        $  872
            1999                                           544
            2000                                           226
            2001                                            48
            2002                                            10
                                                        ------
            Total minimum lease payments                 1,700
            Less amount representing interest              184
                                                        ------
            Present value of capital lease obligations 1,516 Less current portion of capital lease
             obligations                                   771
                                                        ------
            Long-term capital lease obligations         $  745
                                                        ======

The Company leases various office space and equipment under noncancelable operating leases expiring on various dates through 2006. The Company also subleases certain office space under a noncancelable operating lease expiring in 1997.

The following is a schedule of future minimum lease payments and future minimum sublease income under noncancelable operating leases with terms exceeding one year for years ending June 30:


                        Lease         Sublease         Net
                      Payments         Income       Obligation
                      --------        ---------     ----------
                                   (In thousands)
         1998          $12,294         $      4       $12,290
         1999            9,246                -         9,246
         2000            6,394                -         6,394
         2001            4,213                -         4,213
         2002            2,203                -         2,203
         Thereafter      1,426                -         1,426
                      --------        ---------     ----------
                       $35,776         $      4       $35,772
                      ========        =========     ==========

Rent expense was $1,585,000, and $7,552,000, respectively, for the six months ended June 30, 1996 and 1997, and $751,000 and $4,187,000, respectively, for the three months ended June 30, 1996 and 1997.

The Company has certain operating leases which contain (i) rent escalation clauses, some of which are fixed annual increases with others tied to the Consumer Price Index and (ii) the passthrough of operating expenses and property taxes. In addition, certain leases contain renewal options.

NOTE 4.   PURCHASE OF WELLS FARGO ARMORED SERVICE CORPORATION
-------------------------------------------------------------

On January 24, 1997 the Company purchased certain assets and assumed certain liabilities of Wells Fargo Armored, a wholly-owned subsidiary of Borg-Warner Security Corporation. (See Note 1.) The acquisition was accounted for using the purchase method of accounting. The aggregate purchase price for the assets acquired and the liabilities assumed was approximately $128,165,000, which included cash payments of $105,565,000 and the issuance of 4,900,000 shares of the common stock of the Company. The purchase price has been preliminarily allocated to the net assets acquired and liabilities assumed. The purchase price allocation will be finalized when all fair market value appraisals and reviews of acquired contracts are completed and severance, relocation and leasehold abandonment costs are finalized.

The excess of the purchase price over the net tangible assets acquired, approximately $103,725,000, has been allocated primarily to identifiable intangible assets (principally $60,000,000 for customer lists, which are being amortized over 25 years, pending completion of a third party valuation which may result in an adjustment of the amortization period). The remaining amount is being amortized over 40 years. The June 30, 1997 financial statements reflect this allocation, which represents a change from the March 31, 1997 financial statements, as the Company had not yet identified significant identifiable intangible assets at that date. Additional amortization expense of approximately $170,000 related to the first quarter is recorded in the second quarter to reflect this change.

The balance sheet reflects adjustments to record acquired assets and assumed liabilities at their fair market values and to conform certain accounting policies of Wells Fargo Armored to the policies of the Company. Accruals totalling approximately $5,466,000 have been recorded for costs associated with consolidating headquarters and branch facilities, related relocation costs and severance payments, and obligations under noncancelable leases for space, vehicles and equipment that extend beyond the expected periods of use by the Company. At June 30, 1997, charges of $1,053,000 have been taken against these accruals. The Company anticipates charges of $2,000,000 against these purchase accounting accruals in the next twelve months, all of which will represent cash outflows. Substantially all reorganization and consolidation activities are expected to be completed by December 31, 1997.

In connection with the allocation of purchase price to assets and liabilities acquired from Wells Fargo Armored, the Company reviewed all of the acquired contracts to determine whether any contracts generated revenues that were less than the direct variable costs associated with servicing the contract (e.g., payroll and related expense, vehicle expense). To the extent that the Company is required to provide services under a contract where direct variable costs exceed revenues (a "loss contract"), the Company has assumed a liability that must be recorded at fair value in connection with the purchase price allocation. The aggregate liability for loss contracts assumed from Wells Fargo Armored currently is estimated to be $4,520,000, against which operating losses on acquired loss contracts will be charged, primarily through the third quarter of 1997 when substantially all such contracts will have expired. This estimate is based on analyses performed to date. However, the Company continues to review acquired contracts to refine this estimate and the amount of this liability could be revised as the Company completes its analysis during the third quarter of 1997. Because the Company had not reviewed a sufficient number of contracts to formulate an estimate of this liability until the second quarter of 1997, the liability was not reflected in the March 31, 1997 balance sheet. Accordingly, charges against the reserve for losses of $3,800,000 for the period from January 24, 1997 through June 30, 1997 were recorded in the second quarter of 1997.

Concurrent with the acquisition, the Company repaid substantially all of the long-term obligations of Loomis Holding Corporation, replaced its existing lines of credit with a $115,000,000 revolving bank credit facility and issued $85,000,000 of 10% unsecured subordinated notes due in 2004 in a private placement. (See Note 2.)

NOTE 4.   PURCHASE OF WELLS FARGO ARMORED SERVICE CORPORATION  (CONTINUED)
--------------------------------------------------------------------------

The consolidated statements of operations and cash flows presented for the six months ended June 30, 1996 are those of Loomis Holding Corporation, predecessor to the Company. The statements of operations and cash flows presented for the six months ended June 30, 1997 include the transactions of Loomis Holding Corporation for the twenty-three days before the business combination on January 24, 1997, and those of the Company for the remainder of the six-month period.

The pro forma unaudited results of operations for the three and six month periods ended June 30, 1996 and June 30, 1997, assuming consummation of the purchase and the restructuring of the Company's debt and capital structure as of January 1, 1996, are as follows (in thousands, except per share data):


                                  1996                         1997
                           ------------------           -------------------
                           Second    Year-to-           Second     Year-to-
                           Quarter     Date             Quarter      Date
                           -------   --------           -------    --------
   Revenues                $92,153   $181,386           $94,846    $190,067
                           =======   ========           =======    ========

   Net income (loss)       $   973   $    793           $   277    $ (3,159)
                           =======   ========           =======    ========

   Net income (loss) per
    common share           $  0.10   $   0.08           $  0.03    $  (0.32)
                           =======   ========           =======    ========

The net income (loss) presented above includes pro forma adjustments to (i) interest expense to reflect the Company's revised capital structure after the business combination (ii) depreciation and (iii) amortization of goodwill to reflect the effects of purchase accounting.


NOTE 5.   EMPLOYEE COMPENSATION PLANS
-------------------------------------

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

As of June 30, 1997, there are 623,945 options outstanding under the Option Plan, 478,804 of which are vested. These shares are exercisable at approximately $1.96 per share.

NOTE 6.   COMMON STOCK
----------------------

The capital structure of the Company changed with the reorganization of Loomis Holding Corporation into Loomis, Fargo & Co. and the acquisition of Wells Fargo Armored on January 24, 1997. The 3,500,000 outstanding shares of $.01 par value Loomis Holding Corporation Series 1 Preferred Stock were redeemed out of the proceeds of the new financing arrangements. The 2,383,911 outstanding shares of Class A Loomis Holding Corporation common stock and the 268,794 outstanding shares of Class B Loomis Holding Corporation common stock (both having a par value of $.01 per share) were exchanged for 5,100,000 shares of common stock of Loomis, Fargo & Co., which were concurrently transferred to a Business Trust owned by the former stockholders of Loomis Holding Corporation. (See Note 1.) Under certain circumstances, shares held by the Business Trust may be provided subsequent to the exercise of certain stock options. The remaining 4,900,000 outstanding shares of common stock of the Company were issued as part of the purchase price consideration.

The common stock of the Company consists of one class and has a $.01 par value. Twenty million shares are authorized, ten million of which are issued and outstanding as described in the preceding paragraph. Ten million shares of $.01 preferred stock are authorized, but none have been issued at June 30, 1997.

In 1991 and 1992, warrants were issued to certain lenders and shareholders of Loomis Holding Corporation to purchase an aggregate of 877,646 shares of Loomis's Class A Common Stock and 268,794 shares of Loomis's Class B Common Stock. On January 23, 1997, all warrant holders exercised their warrants. The shares issued upon exercise of the warrants were included in the January 24, 1997 exchange of common stock of Loomis Holding Corporation for common stock of the Company.

Concurrent with the business combination on January 24, 1997, the non-interest bearing NOL note described in Note 2, having a discounted value at that date of approximately $5,342,000, and net cash consideration of approximately $8,737,000 were distributed for the benefit of the shareholders of Loomis Holding Corporation.

NOTE 7.   NET INCOME (LOSS) PER SHARE
-------------------------------------

Net income (loss) per share amounts are computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and common stock equivalents outstanding during the period. Common stock equivalents include stock options and warrants and are computed under the treasury stock method. The numbers of shares outstanding used in the computation of net income (loss) per share for the six months ended June 30, 1996 and 1997 were 5,092,171 and 9,376,353, respectively. For the three months ended June 30, 1996 and 1997, shares outstanding were 5,092,171 and 10,138,374, respectively. Earnings per share have been restated to reflect retroactively the effects of the recapitalization described in Note 6.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. This change would not impact the net loss per share of the six months ended June 30, 1997, because the use of stock options was dilutive and therefore excluded from the calculation. The change in net income per share for the three months ended June 30, 1997, and for the three and six months ended June 30, 1996, is expected to be immaterial.

NOTE 8.   INCOME TAXES
----------------------

The Company had a federal net operating loss carryforward of $15,100,000 at December 31, 1996. Accordingly, the Company's income tax expense is limited to the amount resulting from the computation of the alternative minimum tax.

                                    Item 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

A comparison of the Company's results of operations for the first six months of 1997 with Loomis Holding Corporation's results of operations for the first six months of 1996 is necessarily focused on the significant difference in the size of the Company before and after the acquisition of certain assets and liabilities of Wells Fargo Armored. The audited financial statements of the separate companies as of December 31, 1996 (which were included in Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 18, 1997) reflect annual 1996 revenues of Wells Fargo Armored almost twice as large as those of Loomis Holding Corporation, property and equipment over twice as large, and net assets three times as large. While this increase in the Company's size offers potential for future growth and profitability, the business combination tends to dominate any financial comparison of periods before and after the combination. Results of operations and related cash flows for the first six months of 1997 include 23 days of Loomis Holding Corporation alone before the combination, and 158 days of combined operations beginning with the January 24, 1997 closing date. For a condensed comparison of second quarter and year-to-date operations of 1996 and 1997 on a pro forma basis, as if the companies had been combined for the entirety of the two periods, see Note 4 to the financial statements.

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

Results of Operations

The following table sets forth Loomis' results of operations expressed as a percentage of revenue.

                                 SIX MONTHS ENDED     THREE MONTHS ENDED
                                      JUNE 30              JUNE 30
                                 ----------------     ------------------
INCOME STATEMENT DATA:             1996     1997        1996      1997
                                 --------  ------     ---------  -------
Revenues                           100.0%  100.0%        100.0%   100.0%
Cost of operations:
 Payroll and related expense        68.0    60.4          71.0     61.0
 Vehicle expense                    11.4    13.2          11.0     13.3
 Facilities expense                  4.2     4.2           4.1      4.3
 Other operating expenses           14.2    18.3          12.1     15.3
 Expenses relating to the
  business combination                 -     1.4             -      1.3
 Gains associated with benefit
  plans                             (1.6)      -          (3.0)       -
                                   -----   -----         -----    -----
Operating income                     3.8     2.5           4.8      4.8
Interest expense                     2.4     4.1           2.3      4.4
                                   -----   -----         -----    -----
Income (loss) before income
 taxes and extraordinary item        1.4    (1.6)          2.5      0.4
Income taxes                         0.1     0.1           0.1      0.1
                                   -----   -----         -----    -----
Income (loss) before
 extraordinary item                  1.3    (1.7)          2.4      0.3
Extraordinary item (net of
 provision for income taxes)           -    (0.1)            -        -
                                   -----   -----         -----    -----
Net income (loss)                    1.3%   (1.8)%         2.4%     0.3%
                                   =====   =====         =====    =====

Six months ended June 30, 1996 compared with six months ended June 30, 1997

Revenues.  Revenues increased from $61.6 million for the six months ended
June 30, 1996 to $174.7 million for the six months ended June 30, 1997, an increase of $113.1 million or 183.6%, of which $105.7 million is due to the acquisition of the assets of Wells Fargo Armored. Excluding the increase from the acquisition, revenues increased $7.4 million or 12.0% over the six months ended June 30, 1996. The primary reason for this increase is due to the growth in the ATM market as discussed below. The following table analyzes revenues by type of service.

                                  SIX MONTHS ENDED
                                       JUNE 30
                                  ----------------
                                    1996     1997      CHANGE     PERCENT
                                  --------  ------     ------     -------
                                           (DOLLARS IN MILLIONS)
 Traditional armored transport
  services                         $48.0    $103.4     $ 55.4      115.4%
 ATM services                        8.5      51.0       42.5      500.0%
 Cash vault and related services     5.1      20.3       15.2      298.0%
                                  --------  ------     -------
                                   $61.6    $174.7     $113.1      183.6%
                                  ========  ======     =======

Although the business combination caused all of the revenue categories to increase, the relative percentages of the three types of services changed significantly. In the six months ended June 30, 1996, traditional armored transport services accounted for 78% of total revenues, with ATM and cash vault and related services providing 14% and 8%, respectively. In the six months ended June 30, 1997, traditional armored transport services provided 59% of total revenues, ATM services provided 29% and cash vault and related services 12%.

The significant increase in ATM services revenue reflects both Loomis
Holding Corporation's strategic decision to develop this market segment and the strong presence of Wells Fargo Armored in the ATM services market. ATM services have continued to expand dramatically with additional service opportunities in both the number of ATM locations and the additional items being dispensed through ATMs. The increase in ATMs served has also benefited armored transport and cash vault revenues as customers often prefer to use one
risk management service provider.   Although the Company's revenues are
generally level throughout the year, revenues vary due to the extent that demand for money increases during the major holiday seasons.

During the latter part of the second quarter of 1997, the Company started its conversion process of the acquired Wells Fargo Armored contracts to its improved revenue management system that identifies those contracts that were inappropriately priced relative to the cost of service. These costs include changes in existing crew compliments and market employee compensation rate adjustments as discussed below. As a result of this review, a substantial number of contracts are being renegotiated at prices significantly higher than at the date of acquisition. A majority of contracts will be renegotiated on a planned schedule through the end of 1997.

Payroll and related expense. Payroll and related expense increased from $41.9 million for the six months ended June 30, 1996 to $105.5 million for the six months ended June 30, 1997, an increase of $63.6 million or 151.8%. Payroll and related expense as a percent of revenue decreased from 68.0% for the six months ended June 30, 1996 to 60.4% for the six months ended June 30, 1997. The increase in payroll and related expense was principally related to the employee base acquired from Wells Fargo Armored of approximately $57.2 million. The remaining increase relates to growth in the employee base due to crew compliment changes and to improved wages and fringe benefits to remain competitive in the marketplace. The decrease of payroll and related expense as a percentage of revenues reflects the lower wage rates of the employee base acquired from Wells Fargo Armored.

Vehicle expense. Vehicle expense increased from $7.0 million for the six months ended June 30, 1996 to $23.1 million for the six months ended June 30, 1997, an increase of $16.1 million, or 230.0%, of which $14.6 million was related to the fleet acquired from Wells Fargo Armored. Vehicle expense as a percent of revenue increased from 11.4% for the six months ended June 30, 1996 to 13.2% for the six months ended June 30, 1997.

The increase as a percentage of revenues can be attributed to the higher depreciation and lease expenses of the relatively newer fleet of Wells Fargo Armored acquired in the business combination, and management's emphasis on preventive maintenance programs on the acquired fleet. The number of armored vehicles in active service increased from approximately 950 to approximately 2,800 with the business combination.

Facilities expense. Facilities expense increased from $2.6 million for the six months ended June 30, 1996 to $7.3 million for the six months ended June 30, 1997, an increase of $4.7 million, or 180.8%. Facilities expense as a percent of revenue remained constant at approximately 4.2% for the six months ended June 30, 1996 and the six months ended June 30, 1997. This $4.7 million increase is related to the increased number of operating sites, from 69 to 197 sites, and the increased division and corporate facility space requirements associated with the purchase of Wells Fargo Armored.

Other operating expenses. Other operating expenses increased from $8.7 million for the six months ended June 30, 1996 to $32.0 million for the six months ended June 30, 1997, an increase of $23.3 million, or 267.8%. Other operating expenses as a percent of revenue increased from 14.2% for the six months ended June 30, 1996 to 18.3% for the six months ended June 30, 1997. Other operating expenses include such expenses as cargo insurance premiums, a centralized dispatch center, and the testing, recruiting and training of employees. Other operating costs associated with the facilities acquired from Wells Fargo Armored were approximately $17.6 million. Additionally, operating expense increased by $1.5 million for the amortization of intangible assets related to the business combination. The combined cash-in-transit insurance premiums and cargo losses totaled $1.9 million and $8.5 million for the six months ended June 30, 1996 and 1997, respectively, primarily due to the significant increase in cargo under coverage and the higher rate of cargo losses at the acquired Wells Fargo Armored facilities.

Expenses relating to the business combination. Expenses of $2.4 million were recorded in 1997 for items relating to the purchase of Wells Fargo Armored. Included are the costs of maintaining the former Wells Fargo Armored corporate headquarters in Atlanta, temporary personnel and consultants required to convert the former Wells Fargo Armored systems and branches to the Company's policies and costs of state registrations and surveys required by the new business entity.

Extraordinary item. An extraordinary item of $0.1 million was recorded in the six months ended June 30, 1997, resulting from the write-off of deferred financing costs associated with the debt retired in January 1997.

Three months ended June 30, 1996 compared with three months ended June 30,
1997

Revenues. Revenues increased from $31.4 million for the three months ended June 30, 1996 to $94.8 million for the three months ended June 30, 1997, an increase of $63.4 million or 201.9%, of which $59.8 million is due to the acquisition of the assets of Wells Fargo Armored. Excluding the increase from the acquisition, revenues increased $3.6 million or 11.5% over the three months ended June 30, 1996. The primary reason for this increase is due to the growth in the ATM market as discussed below. The following table analyzes revenues by type of service.


                                  THREE MONTHS ENDED
                                       JUNE 30
                                  ------------------
                                    1996      1997     CHANGE     PERCENT
                                  --------  --------   ------     -------
                                           (DOLLARS IN MILLIONS)
 Traditional armored transport
  services                         $23.8    $ 55.6     $ 31.8      133.6%
 ATM services                        4.9      27.7       22.8      465.3%
 Cash vault and related services     2.7      11.5        8.8      325.9%
                                  --------  ------     -------
                                   $31.4    $ 94.8     $ 63.4      201.9%
                                  ========  ======     =======

Although the business combination caused most of the increase in each revenue category, the change in the relative percentages of the three types of service was even more significant. In the three months ended June 30, 1996, traditional armored transport services accounted for 76% of total revenues, with ATM and cash vault and related services providing 16% and 8%, respectively. In the three months ended June 30, 1997, armored services provided 59% of total revenues, ATM provided 29%, and cash vault and related services 12%.

The significant increase in ATM services revenue reflects both Loomis
Holding Corporation's strategic decision to develop this market segment and the strong presence of Wells Fargo Armored in the ATM services market even before the combination. ATM services have continued to expand dramatically with additional service opportunities in both the number of ATM locations and the additional items being dispensed through ATMs. The increase in ATMs served has also benefited armored transport and cash vault revenues as customers often prefer to use one risk management service provider.

During the latter part of the second quarter of 1997, the Company started its conversion process of the acquired Wells Fargo Armored contracts to its improved revenue management system that identifies those contracts that were inappropriately priced relative to the cost of service. These costs include changes in existing crew compliments and market employee compensation rate adjustments as discussed below. As a result of this review, a substantial number of contracts are being renegotiated at prices significantly higher than at the date of acquisition. A majority of contracts will be renegotiated on a planned schedule through the end of 1997.

Payroll and related expense. Payroll and related expense increased from $22.3 million for the three months ended June 30, 1996 to $57.8 million for the three months ended June 30, 1997, an increase of $35.5 million or 159.2%. Payroll and related expense as a percent of revenue decreased from 71.0% for the three months ended June 30, 1996 to 61.0% for the three months ended June 30, 1997. The increase in payroll and related expense was principally related to the employee base acquired from Wells Fargo Armored of approximately $32.5 million. Additional increases for growth in the employee base for new business and wage increases totaled approximately $3.3 million. The decrease of payroll and related expense as a percentage of revenues reflects the lower wage rates of the employee base acquired from Wells Fargo Armored.

Vehicle expense. Vehicle expense increased from $3.5 million for the three months ended June 30, 1996 to $12.6 million for the three months ended June 30, 1997, an increase of $9.1 million, or 260.0%, of which $8.3 million was related to the fleet acquired from Wells Fargo Armored. Vehicle expense as a percent of revenue increased from 11.0% for the three months ended June 30, 1996 to 13.3% for the three months ended June 30, 1997. The increase as a percentage of revenues can be attributed to the higher depreciation and lease expenses of the relatively newer fleet of Wells Fargo Armored acquired in the business combination, and management's emphasis on preventive maintenance programs on the acquired fleet.

Facilities expense. Facilities expense increased from $1.3 million for the three months ended June 30, 1996 to $4.0 million for the three months ended June 30, 1997, an increase of $2.7 million, or 207.7%. Facilities expense as a percent of revenue increased from 4.1% for the three months ended June 30, 1996 to 4.3% for the three months ended June 30, 1997. This $2.7 million increase is related to the increased number of operating sites, from 69 to 197 sites, and the increased division and corporate facility space requirements associated with the purchase of Wells Fargo Armored.

Other operating expenses. Other operating expenses increased from $3.8 million for the three months ended June 30, 1996 to $14.5 million for the three months ended June 30, 1997, an increase of $10.7 million, or 281.6%. Other operating expenses as a percent of revenue increased from 12.1% for the three months ended June 30, 1996 to 15.3% for the three months ended June 30, 1997. Other operating expenses include such expenses as cargo insurance premiums and losses, a centralized dispatch center, and the testing, recruiting and training of employees. Other operating costs associated with the facilities acquired from Wells Fargo Armored were approximately $9.6 million. Additionally, operating expenses increased by $1.1 million for the amortization of intangibles related to the business combination. The combined cash-in-transit insurance premiums and cargo losses totaled $1.1 million and $4.9 million for the three months ended June 30, 1996 and 1997, respectively, primarily due to the significant increase in cargo under coverage and the higher rate of cargo losses at the acquired Wells Fargo Armored facilities.

Expenses relating to the business combination. Expenses of $1.2 million were recorded in the second quarter of 1997 for items relating to the purchase of Wells Fargo Armored. Included are costs of the former Wells Fargo Armored corporate headquarters in Atlanta, temporary personnel and consultants required to convert the former Wells Fargo Armored systems and branches to the Company's policies and costs of state registrations and surveys required by the new business entity.


Liquidity and capital resources

The Company's liquidity and capital resources changed significantly as a result of the business reorganization described in Note 1 and the acquisition of Wells Fargo Armored described in Note 4. At June 30, 1997 cash and cash equivalents were $4.5 million. Changes in cash and cash equivalents are described in the statements of cash flows, which are summarized below.

                                               SIX MONTHS ENDED
                                                   JUNE 30
                                                     1997
                                               ----------------
                                             (DOLLARS IN MILLIONS)
  Net cash used in operating activities            $     (3.0)
  Net cash used in investing activities                (109.1)
  Net cash provided by financing activities             115.7
                                                   ----------
  Net increase in cash and cash equivalents        $      3.6
                                                   ==========

Net cash used in operating activities in the six months ended June 30, 1997 was primarily due to the net loss in 1997.

In the six months ended June 30, 1997 cash used in investing activities was primarily for the acquisition of the assets of Wells Fargo Armored.

In the six months ended June 30, 1997, cash was provided by financing activities entered into in connection with the business combination.
Borrowings of $74.8 million were drawn against the Company's new credit facility, and $85.0 million of senior subordinated notes were sold in a private placement. Long-term obligations of $26.6 million were repaid, preferred stock of $3.5 million was redeemed, $8.7 million of cash distributions were made for the benefit of the stockholders of Loomis Holding Corporation and $5.4 million of financing costs were paid in connection with the refinancing of the Company's debt.

The Company's balance sheet reflected working capital of $6.5 million at June 30, 1997. The Company is highly leveraged, with long-term liabilities comprising 78% of total liabilities and common stockholders' deficit at June 30, 1997.

An aggressive program is under way to increase billing rates to profitable levels on all customer contracts. Management expects profitability to be achieved on all fixed-service contracts once the rate-increase program is completed.

The Company's revolving bank credit facility provides initial aggregate commitments of $115 million through December 1997. These funds can be borrowed for unspecified periods of time at a base rate tied to the bank's prime rate, or for set periods of time under variable rates tied to LIBOR. The facility includes guarantees of letters of credit, of which approximately $12.3 million were outstanding at June 30, 1997. The agreement includes a step-down of commitments over the final four years of the facility, as described in Note 2. Remaining commitments available under the facility at June 30, 1997 are $27.9 million.

By June 1998, total commitments under the agreement will decrease to $110 million. It is anticipated that letters of credit requirements, principally for casualty liabilities, may increase up to approximately $24 million, leaving $86 million in commitments. The cash-in-transit insurance currently contains no requirements for letters of credit.

The Company's management is not certain if such a requirement will be added in the future. Management believes that the operating cash flow and this remaining financing commitment will be more than adequate to fund future operating needs, capital expenditures, and anticipated payment of the NOL note in April 1998. See
Note 2 to the financial statements.

Planned capital expenditures, primarily for vehicles, for the next twelve months are $12 million, which will depend on the growth rate experienced. Committed capital expenditures of $2.2 million include $1.5 million for vehicles.

As discussed in Note 4 to the financial statements, the Company recorded a liability for contracts acquired from Wells Fargo Armored that operated at a loss ("loss contracts"). A liability of $4,520,000 was recorded in the second quarter of 1997 based on the estimated liability as of the January 24, 1997 acquisition date. The delay in recognizing the liability was a result of the time-consuming process of evaluating acquired contracts to determine which contracts, if any, represented loss contracts. As the Company has not yet completed this analysis, the recorded amount of the acquired liability may be revised during the third quarer. $3,800,000 was charged against this liability during the quarter ended June 30, 1997. This amount includes $1,700,000 for operating losses on loss contracts during the first quarter of 1997 and $2,100,000 for operating losses on loss contracts during the second quarter of 1997. The remaining liability of $720,000 is expected to be substantially exhausted during the third quarter of 1997. Management has begun an aggressive rate-increase program on all loss contracts. As rates on the acquired contracts are renegotiated to profitable levels, the need for a loss contract liability is expected to end.

PART II   OTHER INFORMATION

ITEM  5  OTHER INFORMATION

In the six months ended June 30, 1997, the Company experienced several material cargo losses, which are currently under investigation. The Company does not expect the losses to have a material adverse effect on the Company's liquidity or earnings in 1997. However, such losses could have negative consequences on the Company's insurance coverage or costs at some future time. Due to the fact that the Company's premiums on cash-in-transit insurance are influenced by various factors, including general market conditions and the Company's risk management performance in future periods, the Company's management is currently unable to predict the effect such cargo losses will have on the Company's insurance coverage or costs when its current policies expire.

ITEM  6  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         3.1 Certificate of Incorporation of Loomis, Fargo & Co. (Delaware), as amended(1)

         3.2  Bylaws of Loomis, Fargo & Co. (Delaware)(1)

         3.3  Certificate of Incorporation of LFC Holding, as amended(1)

         3.4  Bylaws of LFC Holding, as amended(1)

         3.5  Articles of Incorporation of Loomis, Fargo Texas, as amended(1)

         3.6  Bylaws of Loomis, Fargo Texas, as amended(1)

         3.7 Articles of Incorporation of LFC Armored of Texas Inc., as amended(1)

         3.8  Bylaws of LFC Armored of Texas Inc.(1)

         3.9 Amended and Restated Articles of Incorporation of Loomis, Fargo & Co. of Puerto Rico, as amended(1)

         3.10 Bylaws of Loomis, Fargo & Co. of Puerto Rico(1)

         4.1 Indenture, dated as of January 24, 1997, among the Company, as Issuer, LFC Holding, Loomis, Fargo Texas, LFC Armored of Texas Inc. (formerly known as Wells Fargo Armored Service Corporation of Texas) ("LFC of Texas"), and Loomis, Fargo & Co of Puerto Rico (formerly known as Wells Fargo Armored Service Corporation of Puerto Rico) ("LFC of Puerto Rico"), as Guarantors, and Marine Midland Bank, as trustee(1)

         4.2  Form of New Note (included in Exhibit 4.1, Exhibit A-3)(1)

        27.1  Financial Data Schedule for Loomis, Fargo & Co.

----------

*   Filed herewith.

(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-24689) of Loomis, Fargo & Co. initially filed with the Securities and Exchange Commission on April 7, 1997, as amended.

    (b) REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed by the Company during the quarter for which this report is filed.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LOOMIS, FARGO & CO. (DELAWARE)
                                           LFC HOLDING CORPORATION
                                           LOOMIS, FARGO & CO. (TEXAS)
                                           LFC ARMORED OF TEXAS INC.
                                           LOOMIS, FARGO & CO. OF PUERTO
                                            RICO

Date: August 14, 1997                      By: /s/ James K. Jennings, Jr.
                                               --------------------------------
                                               James K. Jennings, Jr.
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer of the
                                               Registrants)