Form 10-Q
period 1997-09-30
LOOMIS FARGO & CO; LFC HOLDING CORP /NEW; LOOMIS FARGO & CO /TX/; LOOMIS FARGO & CO OF PUERTO RICO; LFC ARMORED OF TEXAS INC
filed 1997-11-14
CIK 1037120, 1039721, 1039727, 1039728, 1040333

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                --------------

                                   FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

     Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [_]

     As of November 13, 1997, 10,000,000 shares of the common stock, $0.01 par value, of Loomis, Fargo & Co., 2,652,705 shares of the class A common stock, $0.01 par value, of LFC Holding Corporation, 1,000 shares of the common stock, $10.00 par value, of Loomis, Fargo & Co. (a Texas corporation), 100 shares of common stock, $1.00 par value, of LFC Armored of Texas Inc., and 250 shares of common stock, no par value, of Loomis, Fargo & Co. of Puerto Rico, were outstanding.

                      PART I   -   FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                              LOOMIS, FARGO & CO.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                    ($000S)

                                                 DECEMBER 31,  SEPTEMBER 30,
                                                     1996          1997
                                                 -----------   ------------

ASSETS
Current assets:
  Cash and cash equivalents, including restricted
      cash and cash equivalents of $1,536 at
      December 31, 1996                            $   2,469  $   4,455
  Accounts receivable, net                            10,939     49,172
  Prepaid expenses and other assets                    2,253      7,083
                                                   ---------  ---------
            Total current assets                      15,661     60,710

Property and equipment, net                           16,816     43,523
Intangible assets                                      7,851    112,528
Other assets                                           2,718      5,004
                                                   ---------  ---------

Total assets                                       $  43,046  $ 221,765
                                                   =========  =========

LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                 $   5,439  $  18,538
  Accrued expenses and other current liabilities      11,759     40,919
  Short-term debt                                      1,022          -
  Current portion, long-term debt                      1,500          -
  Current portion, capital lease obligations             496        704
                                                   ---------  ---------
            Total current liabilities                 20,216     60,161

Long-term liabilities:
  Long-term debt                                      20,950    160,210
  Capital lease obligations                              966        590
  Accrued management fees                              1,575          -
  Other long-term liabilities                          3,838      5,204
                                                   ---------  ---------
            Total long-term liabilities               27,329    166,004

Redeemable preferred stock                             3,500          -
Redeemable common stock warrants                         355          -

Common stockholders' deficit:
  Class A common stock                                    15          -
  Class B common stock                                     -          -
  Common stock                                             -        100
  Common stock warrants                                  304          -
  Additional paid-in capital                           1,485     24,755
  Accumulated deficit                                (10,158)   (29,255)
                                                   ---------  ---------
            Total common stockholders' deficit        (8,354)    (4,400)
                                                   ---------  ---------
Total liabilities and common stockholders' deficit $  43,046  $ 221,765
                                                   =========  =========
                            See accompanying notes.

                              LOOMIS, FARGO & CO.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                        ($000S, EXCEPT PER SHARE DATA)

                                            Nine Months         Nine Months
                                               Ended               Ended
                                          SEPTEMBER 30, 1996  SEPTEMBER 30, 1997
                                          ------------------  ------------------
REVENUES                                      $  93,939           $ 273,288

COST OF OPERATIONS:
 Payroll and related expense                     63,310             166,269
 Vehicle expense                                 10,729              37,257
 Facilities expense                               3,880              11,547
 Other operating expenses                        13,085              47,936
 Expenses relating to the business
   combination                                        -               3,213
 Gains associated with benefit plans               (954)                  -
                                              ---------           ---------
                                                 90,050             266,222
                                              ---------           ---------

OPERATING INCOME                                  3,889               7,066

INTEREST EXPENSE                                  2,158              11,686
                                              ---------           ---------

INCOME (LOSS) BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                               1,731              (4,620)

INCOME TAXES                                         78                 274
                                              ---------           ---------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM           1,653              (4,894)

EXTRAORDINARY ITEM (NET OF PROVISION FOR
 INCOME TAXES OF $1)                                 -                (124)
                                              ---------           ---------

NET INCOME (LOSS)                             $   1,653           $  (5,018)
                                              =========           =========

NET INCOME (LOSS) PER SHARE:

BEFORE EXTRAORDINARY ITEM                     $    0.32           $   (0.51)

EXTRAORDINARY ITEM                                    -               (0.01)
                                              ---------           ---------

NET INCOME (LOSS)                             $    0.32           $   (0.52)
                                              =========           =========


                            See accompanying notes.

                              LOOMIS, FARGO & CO.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                        ($000S, EXCEPT PER SHARE DATA)


                                              THREE MONTHS       THREE MONTHS
                                                 ENDED              ENDED
                                          SEPTEMBER 30, 1996  SEPTEMBER 30, 1997
                                          ------------------  ------------------
REVENUES                                       $ 32,290           $ 98,551

COST OF OPERATIONS:
 Payroll and related expense                     21,365             60,266
 Vehicle expense                                  3,703             13,677
 Facilities expense                               1,317              4,310
 Other operating expenses                         4,346             16,846
 Expenses relating to the business combination        -                841
                                               --------           --------
                                                 30,731             95,940
                                               --------           --------

OPERATING INCOME                                  1,559              2,611

INTEREST EXPENSE                                    707              4,399
                                               --------           --------

INCOME (LOSS) BEFORE INCOME TAXES                   852             (1,788)

INCOME TAXES                                         25                168
                                               --------           --------
NET INCOME (LOSS)                              $    827           $ (1,956)
                                               ========           ========

NET INCOME (LOSS) PER SHARE                    $   0.16           $  (0.20)
                                               ========           ========




                            See accompanying notes.

                              LOOMIS, FARGO & CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                    ($000s)




                                                           NINE MONTHS         NINE MONTHS
                                                              ENDED                ENDED
                                                        SEPTEMBER 30, 1996   SEPTEMBER 30, 1997
                                                        ------------------   ------------------
OPERATING ACTIVITIES
Net income (loss)                                          $   1,653             $  (5,018)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation and amortization expense                     3,439                12,775
     Amortization of financing costs                               -                   702
     Accretion of discount on NOL note                             -                   368
     (Gain) loss on disposal of property and equipment             9                    (8)
     Change in restricted cash                                    12                 1,536
     Provision for allowance for doubtful accounts                19                 2,792
     Accrued management fees                                     262                    23
     Postretirement benefits other than pensions                (954)                    -
     Changes in current assets and liabilities (net
     of the effects of the acquisition):
        Trade accounts receivable                               (558)              (15,480)
        Prepaid expenses                                      (1,600)               (2,230)
        Accounts payable                                       1,226                   904
        Accrued expenses                                         575                 7,841
                                                           ---------             ---------
Net cash provided by operating activities                      4,083                 4,205

INVESTING ACTIVITIES
Purchase of Wells Fargo Armored                                    -              (105,756)
Capital expenditures                                          (2,091)               (5,093)
Proceeds from sale of property and equipment                      10                    42
                                                           ---------             ---------
Net cash used in investing activities                         (2,081)             (110,807)

FINANCING ACTIVITIES
Borrowings of debt                                           104,441               196,081
Issuance of senior subordinated notes                              -                85,000
Repayments of debt and capital lease obligations            (105,297)             (151,827)
Payment of accrued management fees                                 -                (1,598)
Financing costs related to debt                                 (673)               (5,391)
Redemption of preferred stock                                      -                (3,500)
Exercise of common stock warrants                                  -                    96
Distributions to stockholders                                      -                (8,737)
                                                           ---------             ---------
Net cash provided by (used in) financing activities           (1,529)              110,124
                                                           ---------             ---------

Net increase in cash and cash equivalents                        473                 3,522
Cash and cash equivalents at beginning of period  *              274                   933
                                                           ---------             ---------
Cash and cash equivalents at end of period  *              $     747             $   4,455
                                                           =========             =========



* Excludes restricted cash and cash equivalents of $1,523, $1,511 and $1,536 at December 31, 1995, September 30, 1996 and December 31, 1996, respectively



                            See accompanying notes.

                              LOOMIS, FARGO & CO.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                  (UNAUDITED)
                                    ($000s)



                                   Common   Common    Common           Additional
                                    Stock    Stock    Stock    Common    Paid-in   Accumulated
                                   Class A  Class B  Warrants  Stock     Capital    Deficit
                                   -------  -------  --------  -----     -------    -------

Balances at December 31, 1996      $  15     $  -     $ 304    $  -      $ 1,485    $ (10,158)

Exercise of common stock warrants      9        3      (304)                 743

Exchange common stock of Loomis
  Holding Corporation for common
  stock of Loomis, Fargo & Co.       (24)      (3)               51          (24)

Distribution to stockholders                                                          (14,079)

Issuance of common stock as part
  of the purchase consideration
  for Wells Fargo Armored                                        49       22,551

Net loss                                                                               (5,018)
                                   -----     ----     -----    ----      -------    ---------
Balances at September 30, 1997     $   -     $  -     $   -    $100      $24,755    $ (29,255)
                                   =====     ====     =====    ====      =======    =========


                            See accompanying notes.

                              LOOMIS, FARGO & CO.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997


NOTE 1.   BASIS OF PRESENTATION
Loomis, Fargo & Co., together with its subsidiaries, (the Company), a Delaware corporation, was incorporated in August 1996. On January 24, 1997, Loomis Holding Corporation (a Delaware corporation) completed its reorganization into Loomis, Fargo & Co. and the acquisition of certain assets and the assumption of certain liabilities of Wells Fargo Armored Service Corporation (Wells Fargo Armored), a wholly owned subsidiary of Borg-Warner Security Corporation. The reorganization involved the exchange of all outstanding common stock of Loomis Holding Corporation for 5,100,000 shares of the common stock of the Company, which concurrently were transferred to a business trust owned by the former shareholders of Loomis Holding Corporation (the Business Trust.) Earnings per share have been restated to reflect retroactively the effects of the reorganization.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited consolidated financial statements of Loomis Holding Corporation and Wells Fargo Armored as of December 31, 1996 included in Amendment No. 2 to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 18, 1997.
In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended
September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

Certain prior period amounts have been reclassified to conform with the 1997 presentation.

NOTE 2.   DEBT
Long-term debt consists of the following at September 30, 1997:

        Bank credit facility               $   69,500
        10% senior subordinated notes          85,000
        Non-interest bearing NOL note           5,710
                                           ----------
                                           $  160,210
                                           ==========

Concurrent with the purchase of the assets of Wells Fargo Armored on January 24, 1997, the exchange of the common stock of Loomis Holding Corporation and the financing transactions discussed below, substantially all of the then-existing Loomis Holding Corporation indebtedness (other than capital leases) was repaid. Deferred financing costs associated with the retired debt were written off as an extraordinary item in the accompanying consolidated statements of operations. The Company also entered into a five-year step-down revolving bank credit facility agreement which provides for aggregate initial commitments of up to $115 million. Aggregate commitments are reduced by $2.5 million per quarter in 1998, by an additional $3.75 million per quarter in 1999, by an additional $4.375 million per quarter in 2000 and for the first two quarters of 2001, and $31.875 million per quarter for the final two quarters of the agreement. The interest rate of the credit facility is a variable rate based on either LIBOR or a base rate tied to the bank's prime rate. At September 30, 1997, the interest rates on the Company's borrowings were 9.75% on base-rate borrowings of $13.5 million, and 7.97 - 8.06% on LIBOR borrowings totaling $56 million. Interest on base-rate borrowings is payable on a quarterly basis. Interest on LIBOR borrowings is due at the end of the repayment term, ranging from 30 to 90 days. Borrowings under the credit facility are secured by substantially all of the assets of the Company and its subsidiaries. The agreement contains restrictive covenants regarding the levels of net worth and working capital, the issuance of additional debt, the compensation of officers, the payment of dividends, capital expenditures, new capital leases, and the maintenance of certain financial ratios. At September 30, 1997 there were no retained earnings available for the payment of dividends.

During the third quarter of 1997, the Company entered into an interest rate cap agreement with the bank credit facility lender. The agreement limits the maximum LIBOR base interest rate to 7% on borrowings of up to $30 million, and expires on January 31, 1999. The cost of the agreement was not material to the Company.

The 10% senior subordinated notes were issued on January 24, 1997, in a private placement, and were subsequently exchanged and registered with the Securities and Exchange Commission. The notes mature in January 2004, and provide for semiannual interest payments of $4.25 million which began in July 1997. The notes are subordinated to borrowings under the credit facility and contain certain restrictive covenants.

On January 24, 1997, the Company issued a $6,000,000 NOL note to the Business Trust. The NOL note does not accrue interest and has a term of fifteen years, subject to mandatory prepayments as, and to the extent that, the Company realizes a tax benefit attributable to the utilization of net operating losses of Loomis Holding Corporation available at the date of the reorganization and acquisition of Wells Fargo Armored. The NOL note was discounted at 10% over the Company's expected period of repayment of the principal. The Company expects that its utilization of net operating losses will result in the NOL note being repaid in full in 1999.

Interest of $2,154,500, and $8,306,900, respectively, was paid during the nine months ended September 30, 1996 and 1997.

NOTE 3.   LEASES
At September 30, 1997, the scheduled future minimum lease payments under capital leases are as follows for years ending September 30 (in thousands):

       1998                                                  $   793
       1999                                                      489
       2000                                                      126
       2001                                                       37
       2002                                                        5
                                                             -------
       Total minimum lease payments                            1,450
       Less amount representing interest                         156
                                                             -------
       Present value of capital lease obligations              1,294
       Less current portion of capital lease obligations         704
                                                             -------
       Long-term capital lease obligations                   $   590
                                                             =======

The Company leases various office space and equipment under noncancelable operating leases expiring on various dates through 2006. The following is a schedule of future minimum lease payments under noncancelable operating leases with terms exceeding one year for years ending September 30:

       1998                                       $ 12,536
       1999                                          9,586
       2000                                          6,637
       2001                                          4,425
       2002                                          2,212
       Thereafter                                    1,475
                                                  --------
                                                  $ 36,871
                                                  ========

Rent expense was $2,447,000, and $11,980,000, respectively, for the nine months ended September 30, 1996 and 1997, and $862,000 and $4,428,000, respectively, for the three months ended September 30, 1996 and 1997.

The Company has certain operating leases which contain (i) rent escalation clauses, some of which are fixed annual increases with others tied to the Consumer Price Index and (ii) the passthrough of operating expenses and property taxes. In addition, certain leases contain renewal options.

NOTE 4.   PURCHASE OF WELLS FARGO ARMORED SERVICE CORPORATION
On January 24, 1997, the Company purchased certain assets and assumed certain liabilities of Wells Fargo Armored, a wholly-owned subsidiary of Borg-Warner Security Corporation. (See Note 1.) The acquisition was accounted for using the purchase method of accounting. The aggregate purchase price for the assets acquired and the liabilities assumed was approximately $128,356,000, which included cash payments of $105,756,000 and the issuance of 4,900,000 shares of the common stock of the Company. The purchase price has been preliminarily allocated to the net assets acquired and liabilities assumed. The purchase price allocation will be finalized when all fair market value appraisals and reviews of acquired contracts are completed and severance, relocation and leasehold abandonment costs are finalized.

The excess of the purchase price over the net tangible assets acquired, approximately $107,316,000, has been allocated primarily to identifiable intangible assets (principally $60,000,000 for customer lists, which are being amortized over 25 years, pending completion of a third party valuation which may result in an adjustment of the amortization period). The remaining amount is being amortized over 40 years.

The balance sheet reflects adjustments to record acquired assets and assumed liabilities at their fair market values and to conform certain accounting policies of Wells Fargo Armored to the policies of the Company. Accruals totalling approximately $5,466,000 have been recorded for costs associated with consolidating headquarters and branch facilities, related relocation costs and severance payments, and obligations under noncancelable leases for space, vehicles and equipment that extend beyond the expected periods of use by the Company. At September 30, 1997, charges of $1,474,000 have been taken against these accruals. The Company anticipates charges of $2,000,000 against these purchase accounting accruals in the next twelve months, all of which will represent cash outflows. Substantially all reorganization and consolidation activities are expected to be completed by December 31, 1997.

In connection with the allocation of purchase price to assets and liabilities acquired from Wells Fargo Armored, the Company reviewed all of the acquired contracts to determine whether any contracts generated revenues that were less than the direct variable costs associated with servicing the contracts (e.g., payroll and related expense, vehicle expense). To the extent that the Company is required to provide services under a contract where direct variable costs exceed revenues (a "loss contract"), the Company has assumed a liability that must be recorded at fair value in connection with the purchase price allocation. The aggregate liability for loss contracts assumed from Wells Fargo Armored is approximately $7,900,000, against which operating losses on related acquired loss contracts will be charged. This represents a revision to the $4,520,000 estimate recorded at June 30, 1997, based on the near completion of extensive analyses of the contracts during the third quarter. Charges have been recorded against the reserve for losses of $7,400,000 during the nine months ended September 30, 1997.

Concurrent with the acquisition, the Company repaid substantially all of the long-term obligations of Loomis Holding Corporation, replaced its existing lines of credit with a $115,000,000 revolving bank credit facility and issued $85,000,000 of 10% unsecured subordinated notes due in 2004 in a private placement. (See Note 2.)

The consolidated statements of operations and cash flows presented for the nine months ended September 30, 1996 are those of Loomis Holding Corporation, predecessor to the Company. The statements of operations and cash flows presented for the nine months ended September 30, 1997 include the transactions of Loomis Holding Corporation for the twenty-three days before the business combination on January 24, 1997, and those of the Company for the remainder of the nine-month period.

NOTE 4.   PURCHASE OF WELLS FARGO ARMORED SERVICE CORPORATION  (CONTINUED)
The pro forma unaudited results of operations for the three and nine month periods ended September 30, 1996 and September 30, 1997, assuming consummation of the purchase and the restructuring of the Company's debt and capital structure as of January 1, 1996, are as follows (in thousands, except per share data):

                                            1996                          1997
                                   ----------------------       -----------------------
                                     Third      Year -to-         Third       Year -to-
                                    Quarter       Date           Quarter         Date
                                   --------     ---------       --------       --------
     Revenues                      $94,835      $276,221        $98,551        $288,618
                                   ========     =========       =========      =========
     Net income (loss)             $  (237)     $    511        $(1,956)       $ (5,122)
                                   ========     =========       =========      =========
     Net income (loss) per
         common share              $ (0.02)     $   0.05        $ (0.20)       $  (0.51)
                                   ========     =========       =========      =========

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

As of September 30, 1997, there are 623,945 options outstanding under the Option Plan, 478,804 of which are vested. These shares are exercisable at approximately $1.96 per share.

On August 15, 1997, the Board of Directors and stockholders of the Company adopted the Loomis, Fargo & Co. 1997 Stock Option Plan (the Plan), pursuant to which the Board of Directors (or authorized committee thereof) is authorized to grant options (the Options) to purchase up to 1,000,000 shares of the Company's common stock, $0.01 par value (Common Stock), subject to adjustment upon stock splits, stock dividends, reclassifications and similar changes to the capital structure of the Company. Options granted under the Plan may be subject to vesting requirements and exercisability restrictions as may be determined by the Board of Directors or authorized committee thereof.

Upon adoption of the Plan, the Board of Directors granted Options to purchase up to 665,000 shares of Common Stock (the Initial Stock Options). The Initial Stock Options have an exercise price of $7.50 per share. This exercise price exceeded the fair value of the stock at the date of grant, therefore no compensation expense has been recorded. The Initial Stock Options are exercisable on the tenth anniversary of the grant date, subject to the acceleration provisions described below, and expire on the eleventh anniversary of such grant date. The exercisability of the Initial Stock Options shall accelerate as follows: (i) if, following the date that the Common Stock is first readily tradeable on a national securities exchange or other market system, the daily closing price of the Common Stock is equal to or greater than a scale of prices ranging from $10 to $30 for 80 out of 100 trading days, then a percentage of the Initial Stock Options shall become exercisable based on such daily closing prices on a sliding scale from January 24, 1998 to January 24, 2002, (ii) in the event of a Change of Control (as defined in the Plan) prior to there being a public trading market for the Common Stock, a percentage of the Initial Stock Option shall become exercisable based upon a $10 to $30 price range of the weighted average sale price of shares of Common Stock from the date of grant to the date of the Change of Control, with the remainder (if any) to be forfeited upon such Change of Control, and (iii) in the event of a Change of Control after there is a public trading market for the Common Stock, the Initial Stock Options shall be exercisable for a percentage equal to the greater of (x) the then current exercisable percentage of such Initial Stock Option as set forth in clause (i) above, or (y) the percentage that would become exercisable upon the occurrence of a Change of Control as set forth in clause
(ii) above.

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

The common stock of the Company consists of one class and has a $.01 par value. Twenty million shares are authorized, ten million of which are issued and outstanding as described in the preceding paragraph. Ten million shares of $.01 preferred stock are authorized, but none have been issued at September 30, 1997.

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

NOTE 7.   NET INCOME (LOSS) PER SHARE
Net income (loss) per share amounts are computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and common stock equivalents outstanding during the period. Common stock equivalents include stock options and warrants and are computed under the treasury stock method. The numbers of shares outstanding used in the computation of net income (loss) per share for the nine months ended September 30, 1996 and 1997 were 5,092,171 and 9,586,520, respectively. For the three months ended September 30, 1996 and 1997, shares outstanding were 5,092,171 and 10,000,000, respectively. Earnings per share have been restated retroactively to reflect the effects of the recapitalization described in Note 6.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. This change would not impact the net loss per share of the three and nine months ended September 30, 1997, because the effect of stock options was antidilutive and therefore excluded from the calculation. The change in net income per share for the three and nine months ended September 30, 1996 is expected to be immaterial.

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

                                    Item 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

A comparison of the Company's results of operations for the first nine months of 1997 with Loomis Holding Corporation's results of operations for the first nine months of 1996 is necessarily focused on the significant difference in the size of the Company before and after the acquisition of certain assets and liabilities of Wells Fargo Armored. The audited financial statements of the separate companies as of December 31, 1996 (which were included in Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 18, 1997) reflect annual 1996 revenues of Wells Fargo Armored almost twice as large as those of Loomis Holding Corporation, property and equipment over twice as large, and net assets three times as large. While this increase in the Company's size offers potential for future growth and profitability, the business combination tends to dominate any financial comparison of periods before and after the combination. Results of operations and related cash flows for the first nine months of 1997 include 23 days of Loomis Holding Corporation alone before the combination, and 250 days of combined operations beginning with the January 24, 1997 closing date. For a condensed comparison of third quarter and year-to-date operations of 1996 and 1997 on a pro forma basis, as if the companies had been combined for the entirety of the two periods, see Note 4 to the consolidated financial statements.

Certain of the matters discussed in this discussion and analysis may constitute forward-looking statements for purposes of the Securities Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to leverage and debt service, risks inherent in the armored transport industry, general marketplace conditions, restrictions imposed by the bank credit facility, issues concerning continued integration of the operations of Wells Fargo Armored, the ability to attract and retain qualified employees, environmental and other regulatory matters and future legal proceedings.

RESULTS OF OPERATIONS
The following table sets forth Loomis' results of operations expressed as a percentage of revenue.

                                             NINE MONTHS ENDED       THREE MONTHS ENDED
                                               SEPTEMBER 30             SEPTEMBER 30
                                             -------------------     -----------------------
 INCOME STATEMENT DATA:                        1996       1997          1996         1997
                                             --------   --------     ----------    ---------
 Revenues                                       100.0%     100.0%         100.0%       100.0%
 Cost of operations:
  Payroll and related expense                    67.4       60.8           66.2         61.2
  Vehicle expense                                11.4       13.6           11.5         13.9
  Facilities expense                              4.1        4.2            4.1          4.4
  Other operating expenses                       13.9       17.6           13.4         17.1
  Expenses relating to the business
     combination                                    -        1.2              -          0.8
  Gains associated with benefit plans            (1.0)         -              -            -
                                             --------   --------     ----------    ---------
 Operating income                                 4.2        2.6            4.8          2.6
 Interest expense                                 2.3        4.3            2.2          4.4
                                             --------   --------     ----------    ---------
 Income (loss) before income taxes
   and extraordinary item                         1.9       (1.7)           2.6         (1.8)
 Income taxes                                     0.1        0.1            0.1          0.2
                                             --------   --------     ----------    ---------
 Income (loss) before extraordinary item          1.8       (1.8)           2.5         (2.0)
 Extraordinary item (net of provision
    for income taxes)                               -          -              -            -
                                             --------   --------     ----------    ---------
 Net income (loss)                                1.8%      (1.8)%          2.5%        (2.0)%
                                             ========   ========     ==========    =========

Nine months ended September 30, 1996 compared with nine months ended September 30, 1997

Revenues. Revenues increased from $93.9 million for the nine months ended September 30, 1996 to $273.3 million for the nine months ended September 30, 1997, an increase of $179.4 million or 191.1%, of which $164.2 million is due to the acquisition of the operations of Wells Fargo Armored. Excluding the increase from the acquisition, revenues increased $15.2 million or 16.2% over the nine months ended September 30, 1996. The primary reasons for this increase are the growth in the ATM market and the rate renegotiations discussed below. The following table analyzes revenues by type of service.

                                           Nine Months Ended
                                             September 30
                                           -----------------
                                             1996     1997       Change      Percent
                                           -------  --------   ----------  -----------
                                                    (Dollars in millions)
   Traditional armored transport services  $ 72.0   $ 162.9    $  90.9      126.3%
   ATM Services                              13.9      78.9       65.0      467.6%
   Cash vault and related services            8.0      31.5       23.5      293.8%
                                           -------  --------   ----------
                                           $ 93.9   $ 273.3    $ 179.4      191.1%
                                           =======  ========   ==========

Although the business combination caused all of the revenue categories to increase, the relative percentages of the three types of services changed significantly. In the nine months ended September 30, 1996, traditional armored transport services accounted for 77% of total revenues, with ATM and cash vault and related services providing 15% and 8%, respectively. In the nine months ended September 30, 1997, traditional armored transport services provided 60% of total revenues, ATM services provided 29% and cash vault and related services 11%.

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

During the latter part of the second quarter of 1997, the Company started to convert the acquired Wells Fargo Armored contracts to its improved revenue management system that identifies those contracts that are inappropriately priced relative to the cost of service, including changes in existing crew compliments and employee compensation rate adjustments as discussed below. As a result of this review, a substantial number of the Wells Fargo Armored contracts have been renegotiated at rates significantly higher than those in place at the date of acquisition. A majority of contracts will be renegotiated on a planned schedule through the end of 1997

Payroll and related expense. Payroll and related expense increased from $63.3 million for the nine months ended September 30, 1996 to $166.3 million for the nine months ended September 30, 1997, an increase of $103.0 million or 162.7%. Payroll and related expense as a percent of revenue decreased from 67.4% for the nine months ended September 30, 1996 to 60.8% for the nine months ended September 30, 1997. The increase in payroll and related expense was principally related to the employee wage base of approximately $89.7 million related to the acquired Wells Fargo Armored operations. The remaining increase relates to growth in the employee base due to crew compliment changes and to improved wages and fringe benefits to remain competitive in the marketplace. The decrease of payroll and related expense as a percentage of revenues reflects the lower wage rates of the employee base acquired from Wells Fargo Armored during the period before wage rates were adjusted. Greater efficiency has also been achieved from the ongoing consolidation of branches and the reworking of routes, which has allowed some reduction in personnel.

Vehicle expense. Vehicle expense increased from $10.7 million for the nine months ended September 30, 1996 to $37.3 million for the nine months ended September 30, 1997, an increase of $26.6 million, or 248.6%, of which $22.9 million was related to the fleet acquired from Wells Fargo Armored. Vehicle expense as a percent of revenue increased from 11.4% for the nine months ended September 30, 1996 to 13.6% for the nine months ended September 30, 1997. The increase as a percentage of revenues can be attributed to the higher depreciation and lease expenses of the relatively newer fleet of Wells Fargo Armored acquired in the business combination, and management's emphasis on preventive maintenance programs for the acquired fleet. The number of armored vehicles in active service increased from approximately 950 to approximately 2,800 with the business combination.

Facilities expense. Facilities expense increased from $3.9 million for the nine months ended September 30, 1996 to $11.5 million for the nine months ended September 30, 1997, an increase of $7.6 million, or 194.9%. Facilities expense as a percent of revenue slightly increased from 4.1% for the nine months ended September 30, 1996 to 4.2% for the nine months ended September 30, 1997. The $7.6 million increase is related to the increased number of operating sites, from 69 to 170 sites, and the increased division and corporate facility space requirements associated with the purchase of Wells Fargo Armored.

Other operating expenses. Other operating expenses increased from $13.1 million for the nine months ended September 30, 1996 to $47.9 million for the nine months ended September 30, 1997, an increase of $34.8 million, or 265.6%. Other operating expenses as a percent of revenue increased from 13.9% for the nine months ended September 30, 1996 to 17.6% for the nine months ended September 30, 1997. Other operating expenses include such expenses as cargo insurance premiums and losses, costs of a centralized dispatch center, and the testing, recruiting and training of employees. Other operating costs associated with the facilities acquired from Wells Fargo Armored were approximately $27.6 million. Additionally, operating expense increased by $2.5 million for the amortization of intangible assets related to the business combination. The combined cash-in-transit insurance premiums and cargo losses totaled $2.7 million and $12.1 million for the nine months ended September 30, 1996 and 1997, respectively, primarily due to the significant increase in cargo under coverage and the higher rate of cargo losses at the acquired Wells Fargo Armored facilities.

Expenses relating to the business combination. Expenses of $3.2 million were recorded in 1997 for items relating to the purchase of Wells Fargo Armored. Included are the costs of maintaining the former Wells Fargo Armored corporate headquarters in Atlanta, temporary personnel and consultants required to convert the former Wells Fargo Armored systems and branches to the Company's policies and costs of state registrations and surveys required by the new business entity. The Company does not anticipate material additional costs related to the business combination.

Extraordinary item. An extraordinary item of $0.1 million was recorded in the nine months ended September 30, 1997, resulting from the write-off of deferred financing costs associated with the debt retired in January 1997.

Three months ended September 30, 1996 compared with three months ended September 30, 1997

Revenues. Revenues increased from $32.3 million for the three months ended September 30, 1996 to $98.6 million for the three months ended September 30, 1997, an increase of $66.3 million or 205.3%, of which $58.5 million is due to the acquisition of the assets of Wells Fargo Armored. Excluding the increase from the acquisition, revenues increased $7.8 million or 24.1% over the three months ended September 30, 1996. The primary reasons for this increase are the growth in the ATM market and the contract renegotiation discussed below. The following table analyzes revenues by type of service.

                                           Three Months Ended
                                             September 30
                                           ------------------
                                             1996     1997       Change      Percent
                                           -------  --------   ----------  -----------
                                                    (Dollars in millions)
   Traditional armored transport services  $ 24.1   $  59.5    $  35.4      146.9%
   ATM services                               5.4      27.9       22.5      416.7%
   Cash vault and related services            2.8      11.2        8.4      300.0%
                                           -------  --------   ----------
                                           $ 32.3   $  98.6    $  66.3      205.3%
                                           =======  ========   ==========

Although the business combination caused most of the increase in each revenue category, the relative percentages of the three types of service changed significantly. In the three months ended September 30, 1996, traditional armored transport services accounted for 75% of total revenues, with ATM and cash vault and related services providing 16% and 9%, respectively. In the three months ended September 30, 1997, armored services provided 60% of total revenues, ATM provided 28%, and cash vault and related services 12%.

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

During the third quarter of 1997, the Company continued the conversion process of the acquired Wells Fargo Armored contracts to its improved revenue management system that identifies those contracts that are inappropriately priced relative to the cost of service, including changes in existing crew compliments and employee compensation rate adjustments as discussed below. As a result of this review, a substantial number of the Wells Fargo Armored contracts have been renegotiated at rates significantly higher than those in place at the date of acquisition. A majority of contracts will be renegotiated on a planned schedule through the end of 1997.

Payroll and related expense. Payroll and related expense increased from $21.4 million for the three months ended September 30, 1996 to $60.3 million for the three months ended September 30, 1997, an increase of $38.9 million or 181.8%. Payroll and related expense as a percent of revenue decreased from 66.2% for the three months ended September 30, 1996 to 61.2% for the three months ended September 30, 1997. The increase in payroll and related expense was principally related to the employee base acquired from Wells Fargo Armored of approximately $32.6 million. Additional increases for growth in the employee base for new business and wage increases totaled approximately $3.6 million. The decrease of payroll and related expense as a percentage of revenues reflects the lower wage rates of the employee base acquired from Wells Fargo Armored during the period before wage rates were adjusted. Greater efficiency has also been achieved from the ongoing consolidation of branches and the reworking of routes, which has allowed some reduction in personnel.

Vehicle expense. Vehicle expense increased from $3.7 million for the three months ended September 30, 1996 to $13.7 million for the three months ended September 30, 1997, an increase of $10.0 million, or 270.3%, of which $8.3 million was related to the fleet acquired from Wells Fargo Armored. Vehicle expense as a percent of revenue increased from 11.5% for the three months ended September 30, 1996 to 13.9% for the three months ended September 30, 1997. The increase as a percentage of revenues can be attributed to the higher depreciation and lease expenses of the relatively newer fleet of Wells Fargo Armored acquired in the business combination, and management's emphasis on preventive maintenance programs on the acquired fleet.

Facilities expense. Facilities expense increased from $1.3 million for the three months ended September 30, 1996 to $4.3 million for the three months ended September 30, 1997, an increase of $3.0 million, or 230.8%. Facilities expense as a percent of revenue increased from 4.1% for the three months ended September 30, 1996 to 4.4% for the three months ended September 30, 1997. The $3.0 million increase is related to the increased number of operating sites, from 69 to 170 sites, and the increased division and corporate facility space requirements associated with the purchase of Wells Fargo Armored.

Other operating expenses. Other operating expenses increased from $4.3 million for the three months ended September 30, 1996 to $16.8 million for the three months ended September 30, 1997, an increase of $12.5 million, or 290.7%. Other operating expenses as a percent of revenue increased from 13.4% for the three months ended September 30, 1996 to 17.1% for the three months ended September 30, 1997. Other operating expenses include such expenses as cargo insurance premiums and losses, costs of a centralized dispatch center, and the testing, recruiting and training of employees. Other operating costs associated with the facilities acquired from Wells Fargo Armored were approximately $10.0 million. Additionally, operating expenses increased by $0.9 million for the amortization of intangibles related to the business combination. The combined cash-in-transit insurance premiums and cargo losses totaled $0.8 million and $3.6 million for the three months ended September 30, 1996 and 1997, respectively, primarily due to the significant increase in cargo under coverage and the higher rate of cargo losses at the acquired Wells Fargo Armored facilities.

Expenses relating to the business combination. Expenses of $0.8 million were recorded in the third quarter of 1997 for items relating to the purchase of Wells Fargo Armored. Included are costs of the former Wells Fargo Armored corporate headquarters in Atlanta, temporary personnel and consultants required to convert the former Wells Fargo Armored systems and branches to the Company's policies and costs of state registrations and surveys required by the new business entity. The Company does not anticipate material additional costs related to the business combination.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and capital resources changed significantly as a result of the business reorganization described in Note 1 and the acquisition of Wells Fargo Armored described in Note 4. At September 30, 1997 cash and cash equivalents were $4.5 million. Changes in cash and cash equivalents are described in the statements of cash flows, which are summarized below.

                                                              Nine Months Ended
                                                                 September 30
                                                             ---------------------
                                                               1996         1997
                                                             --------     --------
                                                             (Dollars in millions)
     Net cash provided by operating activities               $    4.1     $    4.2
     Net cash used in investing activities                       (2.1)      (110.8)
     Net cash provided by (used in) financing activities         (1.5)       110.1
                                                             --------     --------
     Net increase in cash and cash equivalents               $    0.5     $    3.5
                                                             ========     ========

In the nine months ended September 30, 1997 cash used in investing activities was primarily for the acquisition of the assets of Wells Fargo Armored.

Cash provided by financing activities entered into in connection with the business combination were borrowings of $73.3 million drawn against the Company's new credit facility, and $85.0 million of senior subordinated notes sold in a private placement. Long-term obligations of $26.8 million were repaid, preferred stock of $3.5 million was redeemed, $8.7 million of cash distributions were made for the benefit of the stockholders of Loomis Holding Corporation and $5.4 million of financing costs were paid in connection with the refinancing of the Company's debt. Net repayments of $3.8 million have been made on the credit facility since the business combination.

The Company's balance sheet reflected working capital of $0.5 million at September 30, 1997. The Company is highly leveraged, with long-term liabilities comprising 75% of total liabilities and common stockholders' deficit at September 30, 1997.

An aggressive program is under way to increase billing rates to profitable levels on all customer contracts. Management expects profitability to be achieved on all fixed-service contracts once the rate-increase program is completed. This expectation may involve certain known and unknown risks, discussed previously.

The Company's revolving bank credit facility provides initial aggregate commitments of $115 million through December 1997. These funds can be borrowed either for unspecified periods of time at a base rate tied to the bank's prime rate, or for set periods of time under variable rates tied to LIBOR. The facility includes guarantees of letters of credit, of which approximately $13.8 million were outstanding at September 30, 1997. The agreement includes a step-down of commitments over the final four years of the facility, as described in
Note 2. Remaining commitments available under the facility at September 30, 1997 are $31.7 million.

In the nine months ended September 30, 1997, the Company experienced several material cargo losses. Significant recoveries have been made on some of the losses, including substantially all of the largest loss. All remaining losses are currently under investigation. The Company does not expect the losses to have a material adverse effect on the Company's liquidity or earnings in 1997. However, such losses could have negative consequences on the Company's insurance coverage or costs at some future time. Due to the fact that the Company's premiums on cash-in-transit insurance are influenced by various factors, including general market conditions and the Company's risk management performance in future periods, the Company's management is currently unable to predict the effect such cargo losses will have on the Company's insurance coverage or costs when its current policies expire.

By September 1998, total commitments under the agreement will decrease to $107.5 million. It is anticipated that letters of credit requirements, principally for casualty liabilities, should not exceed $24 million, leaving $83.5 million in commitments. The cash-in-transit insurance currently contains no requirements for letters of credit. The Company's management is not certain if requirements will be added in the future. Management believes that the operating cash flow and this remaining financing commitment will be more than adequate to fund future operating needs, capital expenditures, and the anticipated payment of the NOL note in 1999. See Note 2 to the financial statements.

Planned capital expenditures for the next twelve months are $12 million, which will depend largely on the growth rate experienced. Committed capital expenditures of $2.2 million cover vehicles, equipment and the upgrading of facilities.

As discussed in Note 4 to the financial statements, the Company recorded a liability for contracts acquired from Wells Fargo Armored that generated revenues less than the Company's variable expenses ("loss contracts"). The $4,520,000 liability recorded at June 30, 1997 was increased to $7,900,000 as of September 30, 1997, based on the estimated liability as of the January 24, 1997 acquisition date. The delay in recognizing the full estimated liability was a result of the time-consuming process of evaluating acquired contracts to determine which contracts, if any, represented loss contracts. Through September 30, 1997, $7,400,000 has been charged against this liability. The remaining liability of $500,000 is expected to be substantially exhausted by the end of the year. Management is implementing an aggressive rate-increase program on all loss contracts to eliminate losses associated with these contracts.

PART II   OTHER INFORMATION

ITEM  4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 15, 1997, the stockholders of the Company, pursuant to unanimous written consent, adopted the Loomis, Fargo & Co. 1997 Stock Option Plan (the
Plan). All of the holders of the outstanding shares of Common Stock, $0.01 par value, of the Company entitled to voted thereon voted in favor of adoption of the Plan. See Note 5 to the unaudited consolidated financial statements of the Company.

ITEM  6  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    3.1 Certificate of Incorporation of Loomis, Fargo & Co. (Delaware), as amended (1)
    3.2 Bylaws of Loomis, Fargo & Co. (Delaware) (1)
    3.3 Certificate of Incorporation of LFC Holding, as amended (1)
    3.4 Bylaws of LFC Holding, as amended (1)
    3.5 Articles of Incorporation of Loomis, Fargo Texas, as amended (1)
    3.6 Bylaws of Loomis, Fargo Texas, as amended (1)
    3.7 Articles of Incorporation of LFC Armored of Texas Inc., as amended (1)
    3.8 Bylaws of LFC Armored of Texas Inc. (1)
    3.9 Amended and Restated Articles of Incorporation of Loomis, Fargo & Co. of Puerto Rico, as amended (1)
   10.1 Loomis, Fargo & Co. 1997 Stock Option Plan*
   27.1 Financial Data Schedule for Loomis, Fargo & Co.*

   *    Filed herewith

   (1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-24689) of Loomis, Fargo & Co. initially filed with the Securities and Exchange Commission on April 7, 1997, as amended.

(b) Reports on Form 8-K
    No reports on Form 8-K were filed by the Company during the quarter for which this report is filed.

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

                                           LOOMIS, FARGO & CO. (DELAWARE)
                                           LFC HOLDING CORPORATION
                                           LOOMIS, FARGO & CO. (TEXAS)
                                           LFC ARMORED OF TEXAS INC.
                                           LOOMIS, FARGO & CO. OF PUERTO
                                            RICO

Date: November 14, 1997                    By: /s/ James K. Jennings, Jr.
                                               --------------------------------
                                               James K. Jennings, Jr.
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer of the
                                               Registrants)