Form 10-K405
period 1997-12-31
LOOMIS FARGO & CO; LFC HOLDING CORP /NEW; LOOMIS FARGO & CO /TX/; LOOMIS FARGO & CO OF PUERTO RICO; LFC ARMORED OF TEXAS INC
filed 1998-03-31
CIK 1037120, 1039721, 1039727, 1039728, 1040333

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended December 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from                           to


                         Commission File No. 333-24689

                              LOOMIS, FARGO & CO.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 76-0521092
      (STATE OF INCORPORATION)              (IRS EMPLOYER IDENTIFICATION NO.)

 FILE NO. 333-        FILE NO. 333-        FILE NO. 333-        FILE NO. 333-
    24689-01             24689-02             24689-03             24689-04

  LFC HOLDING                               LFC ARMORED        LOOMIS, FARGO &
  CORPORATION        LOOMIS, FARGO &       OF TEXAS INC.            CO. OF
 (EXACT NAME OF            CO.             (EXACT NAME OF        PUERTO RICO
 REGISTRANT AS        (EXACT NAME OF       REGISTRANT AS        (EXACT NAME OF
  SPECIFIED IN        REGISTRANT AS         SPECIFIED IN        REGISTRANT AS
  ITS CHARTER)         SPECIFIED IN         ITS CHARTER)         SPECIFIED IN
    DELAWARE           ITS CHARTER)            TEXAS             ITS CHARTER)
(STATE OR OTHER           TEXAS           (STATE OR OTHER         TENNESSEE
JURISDICTION OF      (STATE OR OTHER      JURISDICTION OF      (STATE OR OTHER
 INCORPORATION       JURISDICTION OF       INCORPORATION       JURISDICTION OF
       OR             INCORPORATION              OR             INCORPORATION
 ORGANIZATION)              OR             ORGANIZATION)              OR
   75-2371825         ORGANIZATION)          58-1884701         ORGANIZATION)
 (IRS EMPLOYER          75-0117200         (IRS EMPLOYER          66-0215016
 IDENTIFICATION       (IRS EMPLOYER        IDENTIFICATION       (IRS EMPLOYER
      NO.)            IDENTIFICATION            NO.)            IDENTIFICATION
                           NO.)                                      NO.)

             2500 Citywest Blvd., Suite 900, Houston, Texas 77042
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                 Registrants' telephone number (713) 435-6700

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                NAME OF EACH
                                                                EXCHANGE ON
         TITLE OF EACH CLASS                                  WHICH REGISTERED
         -------------------                                  ----------------
           None                                                     N/A

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

  Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants is zero.

  As of March 27, 1998, 10,000,000 shares of the Common Stock, $0.01 par value, of Loomis, Fargo & Co., 2,652,705 shares of the Class A Common Stock, $0.01 par value, of LFC Holding Corporation, 1,000 shares of the Common Stock, $10.00 par value, of Loomis, Fargo & Co. (a Texas Corporation), 100 shares of Common Stock, $1.00 par value, of LFC Armored of Texas Inc., and 250 shares of Common Stock, no par value, of Loomis, Fargo & Co. of Puerto Rico, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              LOOMIS, FARGO & CO.
                            LFC HOLDING CORPORATION
                          LOOMIS, FARGO & CO. (TEXAS)
                           LFC ARMORED OF TEXAS INC.
                       LOOMIS, FARGO & CO. OF PUERTO RICO

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                     INDEX

 PART I
 Item 1.  Business........................................................     1
 Item 2.  Properties......................................................     8
 Item 3.  Legal Proceedings...............................................     8
 Item 4.  Submission of Matters to a Vote of Security Holders.............     8
 PART II
          Market for Registrant's Common Equity and Related Stockholder
 Item 5.  Matters.........................................................     9
 Item 6.  Selected Financial Data.........................................     9
          Management's Discussion and Analysis of Financial Condition and
 Item 7.  Results of Operations...........................................     9
 Item 8.  Financial Statements and Supplementary Data.....................    17
          Changes in and Disagreements with Accountants on Accounting and
 Item 9.  Financial Disclosures...........................................    19
 PART III
 Item 10. Directors and Executive Officers of the Registrant..............    19
 Item 11. Executive Compensation..........................................    20
 Item 12. Security Ownership of Certain Beneficial Owners and Management..    25
 Item 13. Certain Relationships and Related Transactions..................    26
 PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.    44
          Signatures......................................................    46

        SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

  Certain of the matters discussed in this report may constitute forward-looking statements for purposes of the Securities Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are disclosed in this report ("Cautionary Statements"). Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to leverage and debt service, risks inherent in the armored transport industry, general marketplace conditions, restrictions imposed by the bank credit facility, issues concerning continued integration of the operations of Wells Fargo Armored, the ability to attract and retain qualified employees, environmental and other regulatory matters and future legal proceedings. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements.

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Loomis, Fargo & Co. ("the Company") was created in January 1997 through the combination of Loomis Armored Inc. ("Loomis Armored"), a wholly-owned subsidiary of Loomis Holding Corporation ("Loomis"), and Wells Fargo Armored Service Corporation ("Wells Fargo Armored"), a wholly-owned subsidiary of Borg-Warner Security Corporation ("Borg-Warner"). One of the largest armored transport companies in the United States, Loomis, Fargo & Co. operates approximately 165 branches and 35 satellite sites, employs approximately 8,050 persons, and utilizes a fleet of approximately 2,600 armored and other vehicles nationwide to provide armored ground transport services, automated teller machine ("ATM") services, and cash vault and related services to financial institutions and other commercial customers. Serving all 50 states and Puerto Rico, the Company is one of only two armored transport companies in the United States which provides these services on a national basis. Management believes that large financial and retail institutions are increasingly seeking vendors capable of providing an array of services on a national basis and that the combination of Loomis Armored and Wells Fargo Armored favorably positions the Company for additional revenue opportunities. In addition, management believes the proliferation of ATMs and the trend of banks and other financial and retail institutions towards outsourcing cash vault and related services should contribute to the Company's growth prospects. For the year ended December 31, 1997 the Company had revenues of $370.8 million and EBITDA of $24.2 million.

  The Company is implementing the management principles utilized by the Loomis Armored management team, which have proven to be highly effective in reducing employee turnover, increasing customer satisfaction and decreasing "cost of risk," which consists of the cost of cargo and casualty losses, related insurance costs and claims administration expenses. Management believes that by combining the management strategy and risk management skills of Loomis Armored with the larger customer base and leading ATM services position of Wells Fargo Armored, the Company is well-positioned to capitalize on the numerous opportunities developing in the armored transport industry.

THE INDUSTRY

  The U.S. armored transport industry consists of two national companies and over 100 regional and local companies. Management estimates that the ten largest of these companies have aggregate annual revenues of approximately $1.0 billion. The industry provides a variety of services which can be categorized as (i) traditional armored ground transportation of cash and other valuables, (ii) ATM services and (iii) cash vault and related services.

  Traditional Armored Ground Transportation. Traditional armored ground transportation is the largest sector of the armored transport industry and represents the core service provided by the industry. Armored vehicles transport currency and other valuables between commercial enterprises and banks, between banks, and from the Federal Reserve Banks to commercial banks. Management estimates that approximately one-half of ground transportation revenues in the industry were generated from financial institutions. Other customers of ground transportation services include a wide range of commercial establishments as well as governmental entities.

  Typically, ground transportation services have been provided by a two-person crew, comprised of a driver and a guard, operating in an armored vehicle. At each stop, the guard exits the vehicle to pick up or deliver cargo, usually currency and/or coin, while the driver normally remains inside the vehicle. The cargo typically is received by the guard in a sealed bag bearing a tag indicating the amount of cash and other valuables the bag is said to contain. The sealed bag is ultimately delivered to its destination without being opened while in the custody of the armored carrier.

  In effect, the armored transport industry provides customers a logistical service in transporting valuables as well as a form of insurance by accepting the risk of cargo and casualty losses. Until recent years, cash-in-transit insurance for armored transport service providers was relatively easy to obtain, in part because armored carriers were not frequently targeted by criminals, and carriers were able to pass most of the risk to insurance companies. Accordingly, the economics of the industry were based largely on routing efficiency or density and effective cost control. Quality of service was measured primarily by timeliness of pick-up and delivery. Generally, risk management, while important, was not a crucial service differentiator as long as the carrier maintained adequate insurance. By the early 1990s, however, armored vehicles had increasingly become targets of armed robbery, particularly on the east and west coasts. As a result, cargo loss insurers suffered substantial losses and the cost of cash-in-transit insurance increased significantly for large carriers, forcing them to retain greater risk and pay higher premiums.

  Due to these changes, quality risk management has become increasingly important from both a cost and marketing perspective. While the cost reduction benefits of an effective risk management program are clear for the armored carrier, they are even more significant to the customer, particularly banking customers. In the event of an armed robbery at the customer's place of business, the customer will suffer a business disruption and may be liable should one of its employees or customers or a bystander become injured. An armored carrier that can help prevent or avoid an incident may save its customer from incurring a multi-million dollar liability. Consequently, the strategy of establishing a risk management partnership between the armored service provider and the customer becomes more appealing to the customer once the customer recognizes the benefits of a comprehensive risk management program.

  ATM Services. ATM services represent the most dynamic growth sector of the armored transport industry and are expected by the Company to grow significantly over the next five years. This expected growth results from a fundamental change in the retail delivery channel strategy of banks in the United States as traditional, full service bank branches are being replaced by ATMs, drive-through service centers and banks located in supermarkets and other non-traditional locations. Each individual point of distribution represents a potential service location and new revenue opportunity to the armored transport industry. Additionally, many ATM owners have begun outsourcing the servicing and maintenance of ATM locations formerly serviced and maintained internally, resulting in further growth prospects for this portion of the armored transport industry.

  ATM services consist of cash replenishment, deposit pick-up and first-line and second-line maintenance services. Cash replenishment and deposit pick-up at ATM locations is substantially similar to normal ground transportation services with respect to the transport of cash. However, the servicing of ATM locations involves a greater degree of mechanical proficiency in that guards are required to disarm and reset alarms, change bill cassettes and perform various other administrative and mechanical tasks. First-line maintenance services involve correction of simple non-technical problems such as dislodging jammed bills and cards and refilling receipt paper and are frequently provided by armored transport carriers. Second-line maintenance services consist of more complex technical ATM repairs and often require specialized training, diagnostic equipment and an inventory of parts.

  Cash Vault and Related Services. Cash vault and related services cover a wide array of activities from passive, secured storage of valuables such as currency, securities and computer chips to active services such as deposit processing and consolidation, change order preparation, coin wrapping and storage and food stamp processing. While cash vault and related services currently represent only a small portion of the total industry's revenues, this market is expected to expand over the next several years as banks and other financial institutions continue the trend toward outsourcing such services.

BUSINESS STRATEGY

  Management believes that Loomis, Fargo & Co. has several distinct competitive strengths within the armored transport industry, including a strong national presence, the leading ATM services operation, and a management team experienced in reducing cost of risk and improving cash flow and profitability. The Company's business strategy is to capitalize on its competitive strengths by implementing the following initiatives:

    Promote the National Presence of Loomis, Fargo & Co. The Company provides its services to a much larger geographic area than either Loomis Armored or Wells Fargo Armored serviced on a stand-alone basis. With services in all 50 states and Puerto Rico, the Company sees opportunities to continue to expand its business with national financial institutions and retail customers which require armored ground transport, ATM services and/or cash vault and related services in numerous locations across the country. Management believes that the ability to provide nationwide service is becoming more important in the armored transport industry as banks are expanding geographically through the continuing consolidation of the banking industry and as many other institutions are shifting toward centralized purchasing of goods and services. As one of only two armored transport providers in the United States with nationwide service, the Company is well-positioned to augment its base of customers requiring broad geographic coverage. The Company has dedicated a segment of its sales force to exclusively manage national account relationships.

    Focus on Growing ATM Services Market. The Company provides ATM services nationwide, making it the leading provider of ATM services in the United States. The number of ATM locations continues to grow. Additionally, many ATM owners have begun outsourcing the servicing and maintenance of ATM locations formerly serviced and maintained internally. The Company maintains a proprietary automated national dispatching system to coordinate customer requests, provide service data to customers and dispatch service technicians nationwide. With its broad range of services and automated systems, the Company intends to build upon its leading position in the ATM services market.

    Reduce Cost of Risk and Emphasize Risk Management Partnership with Customers. Management intends to increase profitability not only by reducing the Company's overall cost of risk but also by using a risk management partnership approach with its customers as a means of differentiating the Company from its competitors. A comprehensive risk management program which emphasizes incident avoidance and loss minimization per incident has been implemented throughout all of the Company's operations. The program focuses on (i) employee culture and attitude, (ii) selectivity in hiring, (iii) operating procedures designed to recognize and avoid potential danger or accidents, (iv) safety and security procedures, including training in the proper use of firearms and the operation of the Company's vehicles, (v) limits on the amounts of cash or other valuables contained in a branch or vehicle or under the control of an employee, (vi) utilization of three-person crews and surveillance or chase cars in high-risk areas, and (vii) an extensive security oversight program, including surveillance and evaluation by AMSEC International ("AMSEC"), an independent, international security firm. This risk management program produced significant cost savings with respect to cargo loss and casualty liability claims for Loomis Armored over the five years prior to the consummation of the business combination with Wells Fargo Armored and achieved similar successful results during 1997.

  To provide the quality of service necessary to enhance customer loyalty in support of this business strategy, the Company emphasizes an operating philosophy dedicated to attracting and retaining quality, loyal employees. Management believes that a loyal employee base directly contributes to reducing cost of risk and improving customer service and that the combination of selectivity in hiring, a commitment to employee training, responsibility and safety, and competitive wage and benefit packages will enable the Company to attract and retain quality, loyal employees. As a result of Loomis Armored's commitment to these principles, employee turnover at Loomis Armored decreased from 41% for the twelve months ended December 31, 1992 to 29% for the twelve months ended December 31, 1996. For the year ended December 31, 1997, the Company's employee turnover rate was approximately 45%, which reflects an improvement from the turnover rate of Wells Fargo Armored, which was 62% for the year ended December 31, 1996.

SERVICES

  The Company provides services in three business areas: traditional armored transport; ATM services; and cash vault and related services.

  Traditional Armored Transport. Traditional armored transport constitutes the largest part of the Company's business and the overall armored transport industry, representing approximately 59.8%, 74.7% and 80.5% of the Company's gross revenues for the year ended December 31, 1997, the six months ended December 31, 1996 and the year ended June 30, 1996, respectively. The Company's ground transportation services primarily involve the secured transport of currency, securities and other items of value between commercial enterprises and banks, between banks, and from the Federal Reserve Banks to commercial banks.

  The Company provides traditional armored transport services seven days per week, 365 days per year. Most of the Company's armored vehicles use two-person crews, with the driver remaining in the vehicle and the guard making the pick-up or delivery. In higher risk areas, the Company utilizes several additional security measures, including three-person crews and surveillance vehicles. In addition, the Company strives to work closely with its customers to develop safe procedures for transferring and transporting cargo. Typically, armored vehicle routes are scheduled to provide for pick-up and delivery within prescribed time periods which are most convenient for the customer, usually during normal business hours. The Company schedules routes for each armored vehicle to maximize efficiency, with armored vehicles generally leaving the branch in the morning and not returning until the evening, making approximately 40 to 50 service stops on average per day.

  ATM Services. The ATM services business represents the Company's second largest revenue generating division and is the most rapidly growing area of the armored transport industry. ATM services represented approximately 28.9%, 16.5% and 11.0% of the Company's gross revenues for the year ended December 31, 1997, the six months ended December 31, 1996 and the year ended June 30, 1996, respectively. As ATMs and other remote banking services expand, the Company is positioned to capitalize on business opportunities in this field. As the leading provider of ATM services in the United States, the Company believes that its experience, customer relationships, infrastructure, and dominant position in this market will enable the Company to increase its revenues.

  The Company offers a wide range of ATM services to customers including cash replenishment, deposit pick-up, and first-line maintenance. The Company utilizes a proprietary centralized automated dispatch system to coordinate ATM servicing nationwide. The dispatch center coordinates customer requests and directs field technicians throughout the country. The automated system provides detailed service confirmation data both internally and directly to the customer. In addition, on certain ATMs, the automated system controls the ATM security access codes and provides such codes to technicians upon receipt of proper identification.

  The frequency of cash replenishment of ATMs varies depending upon consumer use of an ATM location. High traffic ATM locations may require cash replenishment on a daily basis whereas low traffic locations may require service once or twice per month. Deposit pick-ups at ATM locations that process banking deposits are typically executed on a daily basis. First-line maintenance calls are less predictable than cash replenishment and deposit pick-ups, but require the same level of prompt attention as scheduled ATM services.

  Cash Vault and Related Services. Cash vault and related services cover a wide array of activities from passive, secured storage of valuables such as currency, securities and computer chips to active services such as deposit processing and consolidation, change order preparation, coin wrapping and storage and food stamp processing. Cash vault and related services represented approximately 11.3%, 8.8% and 8.5% of the Company's gross revenues for the year ended December 31, 1997, the six months ended December 31, 1996 and the year ended June 30, 1996, respectively. While cash vault and related services represent a relatively small portion of the Company's revenues and the armored transport industry's revenues, this market is expected to expand over the next several years as banks and other financial institutions continue the trend toward outsourcing such services. The Company also provides contract security officers to patrol and control access to customer facilities in Puerto Rico.

RISK MANAGEMENT

  Management views the Company as a risk management partner rather than a transportation company. Cost of risk, in the form of armed robberies, other cargo losses, vehicular accidents or worker's compensation claims, represents a key component of the Company's overall cost structure. The Company attempts to control its cost of risk by integrating risk management into all phases of its operations: corporate culture; hiring and training; customer and revenue management; operating procedures; and insurance, administration and claims management. This risk management program is an extension of the program utilized by Loomis Armored over the five years prior to the business combination with Wells Fargo Armored. As a result, Loomis Armored's cost of risk decreased from 10.9% of revenues for the year ended June 30, 1992 to 7.4% of revenues for the twelve months ended December 31, 1996. The Company has continued to control cost of risk subsequent to the business combination with cost of risk at 7.2% of revenues for the year ended December 31, 1997.

  Corporate Culture. Management believes that the most important factor to effective risk management for an armored transport company is that its employees understand their safety is the primary concern of the Company. This belief has been encouraged and consistently reinforced through all programs and procedures of the Company and is a fundamental building block of the Company.

  Hiring and Training. The Company maintains an employee selection and screening program which includes a series of tests and a detailed background check. The Company emphasizes training and development at all levels. All safety training stresses the importance of risk avoidance rather than confrontation. The Company has implemented specialized training programs in employee orientation, weapons safety, driving safety, back injury prevention and virtually all other elements of operations. All training is reinforced through a coordinated communications effort featuring posters, videotape presentations, weekly security updates, payroll stuffers and other news bulletins. These programs are further supported through incentive and other employee recognition programs.

  Customer and Revenue Management. The Company emphasizes its role as a risk management partner with its customers and works closely with them to develop safe procedures for transferring and transporting cargo. Customers in higher risk locations or those that ship higher valued cargo pay premium prices to support additional security costs necessary to safely provide the service and minimize risk of loss. If the Company determines that the risk of providing armored transport services in a given situation is too great, the Company will decline the business.

  Operating Procedures. The Company's operating procedures are designed to avoid robberies or, in the event of a robbery, to minimize cargo losses and worker's compensation claims. The Company has instituted many safety and security procedures such as (i) use of three-person crews at many locations considered high risk, (ii) utilization of chase cars and roving guards to scout high risk locations in advance of servicing and to provide unmarked surveillance, and (iii) adoption of "over the pavement" limits representing the maximum cargo a guard may carry while out of the armored vehicle, effectively limiting the amount of cargo which could be lost in the event of robbery.

  To ensure compliance with its operating procedures, the Company utilizes AMSEC, an international security consulting firm, to evaluate the operating security of branches. The AMSEC team is scheduled to review or audit the operations of each branch at least once a year. AMSEC reports each month to a committee of the Company comprised of executive officers and senior level operations personnel, providing an effective third party quality control function.

  Insurance, Administration and Claims Management. The two primary risks for which the Company carries insurance are cargo loss and casualty claims. Insurance coverage underlies the Company's comprehensive risk management program. The Company has a primary cash-in-transit insurance policy which allows the Company to participate in potential savings by actively managing claims with reduced fixed premiums and collateral costs, but affords the Company protection for catastrophic claims. The policy is underwritten by an insurance company rated A by the A.M. Best Company.

  In the year ended December 31, 1997, the Company experienced several material cargo losses. Significant recoveries have been made on some of the losses, including substantial amounts of the largest losses. All remaining losses are currently under investigation.

SALES AND MARKETING

  The Company markets its services to a broad cross section of customer types which can be classified as either depository or commercial institutions. The Company further classifies these two categories into national and local subgroups. Typically, national customers make decisions on the use of armored transport carriers at the corporate office level. Conversely, local customers function at an individual market level or within a fairly limited geographic area. To optimize penetration of these customer groups, the Company has organized its marketing effort and sales force around these general customer profiles.

  National Accounts. To promote revenue growth from and maintain strong customer relationships with national customers, the Company has a dedicated staff of senior-level salespersons, each of whom individually manages a very limited number of customers and prospects in this group. These sales personnel promote a full range of ATM services, traditional armored transport services and cash vault and related services. They work with senior-level officers of the customers to ensure that the Company is maximizing opportunities with these customers, maintaining a high quality of customer service, and identifying changes in customer needs, priorities and business strategies.

  The Company markets itself to financial institutions as the premier service provider in the armored transport industry capable of providing a wide array of services on a national basis. The rapid expansion of ATMs across the nation as well as bank consolidation has compelled armored transport companies to be increasingly flexible, dependable and consistent in the delivery of services. Management believes that customers are placing greater emphasis on quality of service when making their purchase decisions than they have in the past. The Company views this development as a significant opportunity to expand and enhance the Company's business relationships with financial institutions.

  Local Customers. The local customer subgroups include community and regional depository institutions as well as regional and local retail stores, hotels and restaurants. The sale of the Company's services at the local market level is primarily linked to the relationship established between the Company's salesperson or branch manager and the customer's local decision maker. The field sales force includes sales representatives located in all of the Company's major markets who are responsible for an integral part of the Company's growth plan. Such sales representatives are accountable for meeting specific new revenue objectives, as established by individual markets, as well as building relationships with key customers in the marketplace to maintain a high degree of customer retention.

  The Company's sales representatives receive extensive training both in basic selling skills and product knowledge of all of the Company's services. The Company's sales force positions the Company not only as an armored car service provider, but more broadly as a provider of risk management services. Trust, dependability and expertise are the main components in securing the customer relationship. Senior management of the Company provides overall guidelines for pricing, prioritizing sales calls and growth targets for the field sales force; however, specific strategic plans are developed by the branch managers.

COMPETITION

  The armored transport industry in the United States consists of two national companies (Loomis, Fargo & Co. and Pittston Brink's) and numerous regional and local companies. The Company competes with all of the above types of companies in the markets it serves. However, because of the national presence and substantial resources of Pittston Brink's, the Company believes that Pittston Brink's is the Company's primary competitor for many national accounts. While the Company believes its pricing of services is generally competitive, certain of its competitors offer lower prices in certain markets primarily as a result of lower employee wages and benefits, smaller crew complements and/or more limited services.

GOVERNMENT REGULATION

  Federal legislation became effective in 1995 that abolished all interstate regulatory control over prices, routes and service to which the Company's business had been previously subject. The Company's operations continue to be subject to regulation by federal and state agencies with respect to safety of employees, operations and equipment, vehicle emissions, and fuel storage tanks.

ENVIRONMENTAL MATTERS

  The Company is subject to numerous and increasingly stringent federal, state and local laws and regulations relating to the protection of the environment as well as the storage, handling, use, emission, discharge, release or disposal of hazardous materials and solid wastes into the environment and the investigation and remediation of contamination associated with such materials. These laws include, but are not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, the Water Pollution Control Act, the Clean Air Act and the Resource Conservation and Recovery Act, as those laws have been amended and supplemented, the regulations promulgated thereunder, and any applicable state analogs. The Company's operations also are governed by laws and regulations relating to employee health and safety. The Company believes that it is in material compliance with such applicable laws and regulations and that its current environmental controls are adequate to address existing regulatory requirements.

  As is the case with other companies engaged in similar businesses, the Company could incur costs relating to environmental compliance, including remediation costs related to historical hazardous materials handling and disposal practices at certain facilities. In the past the Company has undertaken remedial activities to address on-site soil contamination caused by historical operations. None of these cleanups has resulted in any material liability. Currently, the Company is involved with remedial/closure activities at various locations, none of which is expected to have a material adverse effect on the Company's operations, financial condition or competitive position. As mentioned above, however, the risk of environmental liability and remediation costs is present in the Company's business and, therefore, there can be no assurance that material environmental costs, including remediation costs, will not arise in the future. In addition, it is possible that future developments (e.g., new regulations or stricter regulatory requirements) could result in the Company incurring material costs to comply with applicable environmental laws and regulations. In addition, the Company has not undertaken an independent investigation of each facility; accordingly, there can be no assurance that in the future additional conditions requiring remediation will not be identified.

  The Company had identified 42 fuel storage tanks (40 underground and two above-ground tanks) on the properties owned or operated by it and acquired from Wells Fargo Armored, of which 23 have been removed and 19 are scheduled for removal during 1998. Additional remediation may be required for sites where tanks have been removed prior to the business combination. Federal governmental regulations require that by the end of 1998 all storage tanks located within the United States must satisfy stricter safety standards or be removed. If the Company fails to comply with these regulations, it could be subject to fines, penalties or other governmental actions, the imposition of which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Pursuant to the terms of the business combination between Loomis Armored and Wells Fargo Armored, the Company has been indemnified by the former owners of the two companies for environmental liabilities associated with existing storage tanks and other known and identified environmental liabilities. The indemnification obligations will survive until December 31, 1998. To the extent that there are remedial activities in process as of the date of termination of such indemnification obligations, the Company will provide the former owners, as applicable, with a written estimate describing in reasonable detail the remaining costs and expenses expected to be incurred by the Company which would otherwise have been covered by such indemnification. Such estimated costs and expenses may be satisfied in cash (subject to a present value discount rate) or pursuant to an irrevocable letter of credit issued in the full amount of such estimated costs and expenses.

EMPLOYEES

  As of March 20, 1998, the Company employed approximately 8,050 full-time and part-time employees, most of whom are drivers and/or guards. Of these employees, approximately 2,800 are represented by labor unions. The contracts covering the Company's unionized work force will expire at varying times over the next three years. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

  The Company's corporate headquarters consists of leased office space located in Houston, Texas. The Company's fleet of approximately 2,600 armored and other vehicles operates out of 168 branch and divisional facilities which provide service to all 50 states and Puerto Rico. Of these sites, 140 are leased and 28 are owned. All of the Company's owned properties have been pledged to secure the Company's indebtedness under the bank credit facility. The Company believes that its properties are suitable and adequate for their intended uses. However, two additional locations are under construction in order to expand services in certain areas or to consolidate existing locations for better geographic purposes. These new facilities are expected to be leased with minimal capital requirements to the Company.

ITEM 3. LEGAL PROCEEDINGS

  The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operations of the Company. In the opinion of the Company's management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Common Stock of the Company is not publicly traded, and therefore has no established market price. On March 20, 1998, there were two shareholders of record of the Company's Common Stock. No cash dividends have been declared on the Common Stock, and no retained earnings are available for the payment of dividends as of December 31, 1997.

ITEM 6. SELECTED FINANCIAL DATA

  The summary historical financial data of Loomis, Fargo & Co., successor to Loomis, set forth below for each of the three fiscal years in the period ended June 30, 1996, the six months ended December 31, 1996 and the year ended December 31, 1997 has been derived from the consolidated financial statements of Loomis, Fargo & Co. included elsewhere herein, which have been audited by Ernst & Young LLP, independent auditors. The selected financial information for the year ended June 30, 1993 is unaudited and in the opinion of Loomis, Fargo & Co. management reflects all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of such data.

                                                                 SIX MONTHS
                                 YEARS ENDED JUNE 30               ENDED      YEAR ENDED
                         -------------------------------------- DECEMBER 31, DECEMBER 31,
                           1993      1994      1995      1996       1996       1997(4)
                         --------  --------  --------  -------- ------------ ------------
                                                (IN THOUSANDS)
Revenues................ $107,249  $106,447  $115,136  $119,455   $65,765      $370,791
Income (loss) before
 extraordinary item.....   (4,172)   (1,486)      (34)    1,127     2,196        (7,762)
Total assets............   46,244    39,935    38,879    39,755    43,046       219,435
Long-term
 obligations(1).........   28,429    26,985    26,791    27,392    27,767       155,976
Other data:
  EBITDA(2).............    5,389     7,423     8,344     8,118     5,752        24,214
  Cost of Risk(3).......   12,232    10,578    10,134    10,210     3,974        26,790

--------
(1) Long-term obligations include debt, long-term capital lease obligations, redeemable preferred stock and redeemable common stock options.
(2) EBITDA is defined as earnings before interest, taxes, depreciation and amortization and excludes certain gains related to benefit plans of $1,677 in 1994 and $954 in 1996, the cumulative effect of a change in accounting principle of $(453) in 1994, and a $124 extraordinary item during the year ended December 31, 1997. EBITDA is presented because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company's ability to service and incur debt. EBITDA should not be considered in isolation from or as a substitute for net income, cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.
(3) Cost of risk is defined as the total cost of cash-in-transit insurance coverage (cargo), casualty and other insurance (worker's compensation, automobile liability, general liability and other coverage), and surety and includes premiums, broker's fees, administration charges, payments under deductibles provisions, collateral fees and insurance-related incentive programs.
(4) The year ended December 31, 1997 includes the acquired operations of Wells Fargo Armored beginning January 24, 1997, as discussed in Note 4 to the consolidated financial statements of the Company and in Management's Discussion and Analysis of Financial Condition and Results of Operations, each included elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  A comparison of the Company's results of operations for the year ended December 31, 1997 with Loomis Holding Corporation's (the predecessor to the Company) results of operations for the year ended December 31, 1996 is necessarily focused on the significant difference in the size of the Company before and after the acquisition of certain assets and liabilities of Wells Fargo Armored. For calendar year 1996, revenues of Wells Fargo Armored were almost twice as large as those of Loomis, property and equipment over twice as large, and net assets three times as large. While this increase in the Company's size offers potential for future growth and profitability, the business combination tends to dominate any financial comparison of periods before and after the combination. Results of operations and related cash flows for the year ended December 31, 1997 include 23 days of Loomis alone before the combination, and 342 days of combined operations beginning with the January 24, 1997 closing date. For a condensed comparison of year-to-date operations of 1996 and 1997 on a pro forma basis, as if the companies had been combined for the entirety of the two periods, see Note 4 to the consolidated financial statements.

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

RESULTS OF OPERATIONS

  The following table sets forth the Company's consolidated results of operations expressed as a percentage of revenue.

                                                   SIX MONTHS
                                     YEAR ENDED       ENDED      YEAR ENDED
                                       JUNE 30     DECEMBER 31   DECEMBER 31
                                     ------------  ------------  ------------
                                     1995   1996   1995   1996   1996   1997
                                     -----  -----  -----  -----  -----  -----
Income Statement Data:
  Revenues.......................... 100.0% 100.0% 100.0% 100.0% 100.0% 100.0%
  Cost of operations:
    Payroll and related expense.....  67.1   67.0   65.8   65.5   66.7   61.1
    Vehicle expense.................  12.0   11.7   12.1   11.6   11.5   13.5
    Facilities expense..............   4.3    4.3    4.4    4.0    4.1    4.2
    Other operating expenses........  13.9   14.3   14.5   13.3   13.7   18.2
    Expenses relating to the
     business combination...........    --     --     --     --     --    0.9
    Gains associated with benefit
     plans..........................    --   (0.8)    --     --   (0.7)    --
                                     -----  -----  -----  -----  -----  -----
Operating income....................   2.7    3.5    3.2    5.6    4.7    2.1
Interest expense....................   2.7    2.5    2.6    2.2    2.2    4.2
                                     -----  -----  -----  -----  -----  -----
Income (loss) before income taxes
 and extraordinary item.............   0.0    1.0    0.6    3.4    2.5   (2.1)
Income taxes........................    --    0.1    0.1    0.1    0.1     --
                                     -----  -----  -----  -----  -----  -----
Income (loss) before extraordinary
 item...............................   0.0    0.9    0.5    3.3    2.4   (2.1)
Extraordinary item..................    --     --     --     --     --     --
                                     -----  -----  -----  -----  -----  -----
Net income (loss)...................   0.0%   0.9%   0.5%   3.3%   2.4%  (2.1)%
                                     =====  =====  =====  =====  =====  =====

 Year ended December 31, 1996 compared with year ended December 31, 1997

  Revenues. Revenues increased from $127.4 million for the year ended December 31, 1996 to $370.8 million for the year ended December 31, 1997, an increase of $243.4 million or 191.0%. The increase is primarily due to the acquisition of Wells Fargo Armored, which had revenue of $246 million in 1996 although approximately 8.5% of the Wells Fargo Armored customer base was lost early in 1997 as a result of pre-merger service issues. Management has taken action to address the cause of these issues and does not anticipate recurrence. The success of the Company's quality-of-revenue improvement initiative, described below, as well as other growth in the customer base, have offset these early losses. The following table analyzes revenues by type of service.

                                                    YEAR ENDED
                                                    DECEMBER 31
                                                   -------------
                                                    1996   1997  CHANGE PERCENT
                                                   ------ ------ ------ -------
                                                       (DOLLARS IN
                                                        MILLIONS)
      Traditional armored transport services...... $ 97.1 $221.5 $124.4 128.1%
      ATM services................................   19.4  107.3   87.9 453.1%
      Cash vault and related services.............   10.9   42.0   31.1 285.3%
                                                   ------ ------ ------
                                                   $127.4 $370.8 $243.4 191.0%
                                                   ====== ====== ======

  Although the business combination caused all of the revenue categories to increase, the relative percentages of the three types of services changed significantly. In the year ended December 31, 1996, traditional armored transport services accounted for 76% of total revenues, with ATM and cash vault and related services providing 15% and 9%, respectively. In the year ended December 31, 1997, traditional armored transport services provided 60% of total revenues, ATM services provided 29% and cash vault and related services 11%.

  The significant increase in ATM services revenue reflects both Loomis' strategic decision to develop this growing market segment and the strong presence of Wells Fargo Armored in the ATM services market. The number of ATMs deployed by banks and other network owners continues to expand throughout the United States. The increase in ATMs served has also benefited armored transport and cash vault revenues as customers often prefer to use one risk management service provider. Although the Company's revenues are generally level throughout the year, revenues are favorably impacted slightly to the extent that demand for money increases during the major holiday seasons late in the year.

  During the second and third quarters of 1997, the Company undertook an initiative to improve the quality of revenue of acquired Wells Fargo Armored contracts, concurrent with upgrades in service, crew complements and employee compensation rates, as discussed below. A majority of the acquired contracts were renegotiated by the end of 1997.

  Payroll and related expense. Payroll and related expense increased from $85.0 million for the year ended December 31, 1996 to $226.5 million for the year ended December 31, 1997, an increase of $141.5 million or 166.5%. Payroll and related expense as a percent of revenue decreased from 66.7% for the year ended December 31, 1996 to 61.1% for the year ended December 31, 1997. The increase in payroll and related expense was principally related to the Wells Fargo Armored employee wage base of approximately $122.3 million. During 1996, payroll and related expense at Wells Fargo Armored was approximately 55% of revenue. Consistent with its business strategy, the Company improved the wages and fringe benefits throughout the acquired operations and invested in improved crew complements to enhance security. These investments were offset somewhat by cost reductions achieved through reduced casualty costs, consolidation of the previous corporate and division administrative offices as well as ongoing efficiencies in operations in those markets previously served by both Loomis Armored and Wells Fargo Armored. Continued emphasis on improving employee compensation and benefits and increasing crew complements on certain routes are expected to increase payroll and related expenses as a percent of revenue in 1998.

  Vehicle expense. Vehicle expense increased from $14.7 million for the year ended December 31, 1996 to $49.9 million for the year ended December 31, 1997, an increase of $35.2 million, or 239.5%, of which $31.2 million was related to the fleet acquired from Wells Fargo Armored. Vehicle expense as a percent of revenue increased from 11.5% for the year ended December 31, 1996 to 13.5% for the year ended December 31, 1997. The increase as a percentage of revenues can be attributed to the higher depreciation and lease expenses of the relatively newer fleet of Wells Fargo Armored acquired in the business combination. The number of armored vehicles in active service increased from approximately 950 to approximately 2,600 with the business combination.

  Facilities expense. Facilities expense increased from $5.2 million for the year ended December 31, 1996 to $15.5 million for the year ended December 31, 1997, an increase of $10.3 million, or 198.1%. Facilities expense as a percent of revenue increased slightly from 4.1% for the year ended December 31, 1996 to 4.2% for the year ended December 31, 1997. The $10.3 million increase is related to the increased number of operating sites, from 69 to 168 sites, and the increased division and corporate facility space requirements associated with the purchase of Wells Fargo Armored.

  Other operating expenses. Other operating expenses increased from $17.5 million for the year ended December 31, 1996 to $67.6 million for the year ended December 31, 1997, an increase of $50.1 million, or 286.3%. Other operating expenses as a percent of revenue increased from 13.7% for the year ended December 31, 1996 to 18.2% for the year ended December 31, 1997. Other operating expenses include such expenses as cargo insurance premiums and losses, costs of a centralized dispatch center, and the testing, recruiting and training of employees. Other operating costs associated with the operations acquired from Wells Fargo Armored were approximately $37.6 million. Additionally, operating expense increased by $2.5 million for the amortization of goodwill related to the business combination. The combined cash-in-transit insurance premiums and cargo losses totaled $3.2 million and $17.0 million for the years ended December 31, 1996 and 1997, respectively, primarily due to the significant increase in cargo under coverage and the higher rate of cargo losses at the acquired Wells Fargo Armored facilities.

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

  Interest expense. Interest expense increased from $2.9 million in the year ended December 31, 1996 to $15.9 million in the year ended December 31, 1997, an increase of $13.0 million, or 448.3%. This increase relates directly to the Company's new bank credit facility and the issuance of the senior subordinated notes in connection with the business combination.

  Operating income. Operating income increased from $6.0 million for the year ended December 31, 1996 to $8.1 million for the year ended December 31, 1997, an increase of $2.1 million or 35%, for the reasons stated above.

  Extraordinary item. An extraordinary item of $0.1 million was recorded in the year ended December 31, 1997, resulting from the write-off of deferred financing costs associated with the debt retired in January 1997.

 Six months ended December 31, 1995 compared with six months ended December 31, 1996

  Revenues. Revenues increased from $57.8 million for the six months ended December 31, 1995 to $65.8 million for the six months ended December 31, 1996, an increase of $8.0 million or 13.8%. The following table analyzes revenues by type of service.

                                                     YEAR ENDED
                                                     DECEMBER 31
                                                     -----------
                                                     1995  1996  CHANGE PERCENT
                                                     ----- ----- ------ -------
                                                        (DOLLARS IN
                                                         MILLIONS)
      Traditional armored transport services........ $48.2 $49.1  $0.9    1.9%
      ATM services..................................   4.5  10.9   6.4  142.2%
      Cash vault and related services...............   5.1   5.8   0.7   13.7%
                                                     ----- -----  ----
                                                     $57.8 $65.8  $8.0   13.8%
                                                     ===== =====  ====

  ATM services expanded dramatically with additional service opportunities in both the number of ATM locations and the additional items being dispensed through ATMs. The significant improvement in ATM services revenue resulted from Loomis' strategic decision to increase its efforts in developing this market segment.

  Payroll and related expense. Payroll and related expense increased from $38.0 million for the six months ended December 31, 1995 to $43.0 million for the six months ended December 31, 1996, an increase of $5.0 million or 13.2%. Payroll and related expense as a percent of revenue decreased slightly from 65.8% for the six months ended December 31, 1995 to 65.5% for the six months ended December 31, 1996. The increase in payroll and related expenses is primarily attributable to additional personnel required to support the growing market for ATM services.

  Vehicle expense. Vehicle expense increased from $7.0 million for the six months ended December 31, 1995 to $7.6 million for the six months ended December 31, 1996, an increase of $0.6 million or 8.6%. Vehicle expense as a percent of revenue decreased from 12.1% for the six months ended December 31, 1995 to 11.6% for the six months ended December 31, 1996. The primary reason for the $0.6 million increase in vehicle expense was related to an increase in the price of gasoline and diesel fuel. The reduction in vehicle expense as a percent of revenue primarily resulted from reduced vehicle repair expense as new armored vehicles have replaced older vehicles that had previously been utilized at near full capacity. The reduction in vehicle repairs has more than offset the increase in armored vehicle depreciation.

  Facilities expense. Facilities expense increased from $2.5 million for the six months ended December 31, 1995 to $2.7 million for the six months ended December 31, 1996. Facilities expense as a percent of revenue decreased from 4.4% for the six months ended December 31, 1995 to 4.0% for the six months ended December 31, 1996. No new facilities have been opened since December 31, 1995.

  Other operating expenses. Other operating expenses increased from $8.4 million for the six months ended December 31, 1995 to $8.7 million for the six months ended December 31, 1996. Other operating expenses as a percent of revenue decreased from 14.5% for the six months ended December 31, 1995 to 13.3% for the six months ended December 31, 1996. Other operating expenses include such expenses as cargo insurance premiums and losses; subcontracting costs; and testing, recruiting, uniforming, and training of employees. Included in other operating expenses is the amortization of a covenant not to compete and the cost of purchased contracts which became fully amortized during the fiscal year ended June 30, 1996. Consequently, amortization of these intangible assets decreased by $0.5 million for the six months ended December 31, 1996.

  Operating income. Operating income increased from $1.9 million for the six months ended December 31, 1995 to $3.7 million for the six months ended December 31, 1996, an increase of $1.8 million or 94.7%, for the reasons stated above.

  Net Income. Net income increased from $0.3 million for the six months ended December 31, 1995 to $2.2 million for the six months ended December 31, 1996, an increase of $1.9 million or 633.3%, for the reasons stated above.

 Fiscal Year Ended June 30, 1995 compared with fiscal year ended June 30, 1996

  Revenues. Revenues increased from $115.1 million in fiscal 1995 to $119.5 million in fiscal 1996, an increase of $4.4 million or 3.8%. The following table analyzes revenues by type of service.

                                                   YEAR ENDED
                                                   DECEMBER 31
                                                  -------------
                                                   1995   1996  CHANGE  PERCENT
                                                  ------ ------ ------  -------
                                                      (DOLLARS IN
                                                       MILLIONS)
      Traditional armored transport services..... $ 98.5  $96.2 $(2.3)  (2.3)%
      ATM services...............................    7.2   13.1   5.9    80.6%
      Cash vault and related services............    9.4   10.2   0.8     8.5%
                                                  ------ ------ -----
                                                  $115.1 $119.5  $4.4     3.8%
                                                  ====== ====== =====

  In fiscal 1995, Loomis implemented an improved revenue management system which effectively identified those contracts which were inappropriately priced relative to cost of service. As a result of this review, traditional armored transport and cash vault and related services revenues in fiscal 1996 initially declined with the loss of certain high risk and low profitability customers. By mid-1996 Loomis returned to building the customer base with a higher quality of revenue and finished the fiscal year with significantly improved revenue per fixed billing location served. Fixed billing revenue per location served increased from $329 monthly at June 30, 1995 to $368 monthly at June 30, 1996, an 11.8% increase. ATM services revenues were responsible for most of the revenue growth during fiscal 1996, with an 81% increase over fiscal 1995, which more than offset the decrease in revenues from traditional armored transport services.

  Payroll and related expense. Payroll and related expense increased from $77.3 million in fiscal 1995 to $80.0 million in fiscal 1996, an increase of $2.7 million or 3.5%. Payroll and related expense as a percent of revenue decreased slightly from 67.1% in fiscal 1995 to 67.0% in fiscal 1996, which in part reflects improvement in the customer mix. With the growth in ATM services, Loomis' wage structure increased to support three-person crews which are used on most ATM routes as well as on service locations with higher risk profiles. The effect of the increased wages has been more than offset during this period due to a change to subcontracting work related to some of Loomis' coin operations that previously were performed in-house. These subcontracting expenses, which increased by $0.8 million in fiscal 1996, are included in other operating expenses. Loomis established a $0.3 million reserve in fiscal 1996 for discretionary bonuses that were unrelated to branch performance. An additional expense of $0.2 million was incurred in fiscal 1996 to harmonize branch specific vacation policies to a region standard vacation entitlement program.

  Vehicle expense. Vehicle expense increased from $13.8 million in fiscal 1995 to $14.0 million in fiscal 1996, an increase of $0.2 million or 1.6%. Vehicle expense as a percent of revenue decreased slightly from 12.0% in fiscal 1995 to 11.7% in fiscal 1996. The decrease as a percent of revenue primarily related to a reduction of over $0.4 million related to auto and general liability insurance losses. Additionally, armored truck depreciation continued to decline, by $0.2 million, between fiscal 1995 and fiscal 1996 as a portion of Loomis' vehicles became fully depreciated.

  Facilities expense. Facilities expense increased from $5.0 million in fiscal 1995 to $5.1 million in fiscal 1996, an increase of $0.1 million or 2.0%. Facility expense as a percent of revenue remained constant for both fiscal 1995 and 1996 at 4.3%.

  Other operating expenses. Other operating expenses increased from $15.9 million in fiscal 1995 to $17.1 million in fiscal 1996, an increase of $1.2 million or 7.4%. Other operating expenses as a percent of revenue increased from 13.9% in fiscal 1995 to 14.3% in fiscal 1996. As noted above, the Company shifted certain coin operation work previously performed in-house to subcontractors. The shift resulted in an increase in subcontracting expense of $0.8 million from fiscal 1995 to 1996. Excluding this shift in operational strategy, other operating expense as a percent of revenue would have decreased to 13.7%. Loomis established in fiscal 1996 a reserve of $0.3 million for a potential settlement of a customer dispute and a reserve of $0.3 million for a wrongful termination suit for an employee terminated in June 1994.

  Gains associated with benefit plans. The $1.0 million gain associated with benefit plans in fiscal 1996 related to the termination of Loomis' postretirement benefit plan. See Note 8 to the audited financial statements for further discussion.

  Operating Income. Operating income increased from $3.1 million in fiscal 1995 to $4.2 million in fiscal 1996, an increase of $1.1 million or 34.0%, for the reasons stated above.

  Net Income. Net income increased from a slight loss in fiscal 1995 to $1.1 million net income in fiscal 1996, an increase of $1.2 million, for the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's liquidity and capital resources changed significantly as a result of the business reorganization described in Note 1 to the consolidated financial statements and the acquisition of Wells Fargo Armored described in
Note 4 to the consolidated financial statements. Total cash and cash equivalents at December 31, 1996 and 1997 were $2.5 million and $3.9 million, respectively. Included in the amount for December 31, 1996 was $1.5 million in restricted cash and cash equivalents. Changes in cash and cash equivalents are described in the statements of cash flows, which are summarized below.

                                                  SIX MONTHS ENDED  YEAR ENDED
                                                    DECEMBER 31,   DECEMBER 31,
                                                        1996           1997
                                                  ---------------- ------------
                                                          (IN MILLIONS)
      Net cash provided by operating activities..      $ 1.1          $ 11.1
      Net cash used in investing activities......       (2.1)         (112.5)
      Net cash provided by (used in) financing
       activities................................        0.1           104.1
                                                       -----          ------
      Net increase (decrease) in cash and cash
       equivalents...............................      $(0.9)         $  2.7
                                                       =====          ======

 Operating Activities

  Net cash was provided by operating activities in the year ended December 31, 1997 despite the net loss, primarily because the loss included $16.1 million of noncash depreciation and amortization expense. Most of the increase in these expenses was related to the business combination.

  As discussed in Note 4 to the consolidated financial statements, the Company recorded a $7.9 million liability for contracts acquired from Wells Fargo Armored that generated revenues less than the Company's variable expenses related to these contracts ("loss contracts"). The losses associated with these contracts were incurred by December 31, 1997. Management has implemented an aggressive program to increase billing rates to profitable levels on all customer contracts.

  In the year ended December 31, 1997, the Company experienced several material cargo losses. Significant recoveries have been made on some of the losses, including substantial amounts of the largest losses. All remaining losses are currently under investigation.

  The Company anticipates charges of $1,000,000 against purchase accounting accruals in the next twelve months, all of which represent cash outflows.

 Investing Activities

  In the year ended December 31, 1997, cash used in investing activities was primarily $105.1 million for the acquisition of the assets of Wells Fargo Armored and $7.5 million for additional acquisitions of property and equipment.

  Planned capital expenditures for the next twelve months are $12 million, which will depend largely on the growth rate experienced. These expenditures will be financed primarily through operating cash flows.

 Financing Activities

  Cash provided by financing activities entered into in connection with the January 1997 business combination were borrowings of $73.3 million drawn against the Company's new credit facility, and $85.0 million of senior subordinated notes sold in a private placement. Long-term obligations of $26.8 million were repaid, preferred stock of $3.5 million was redeemed and $8.7 million of cash distributions were made for the benefit of the stockholders of Loomis Holding Corporation. Financing costs of $5.7 million were paid in 1997 in connection with the refinancing of the Company's debt. Net repayments of $9.3 million were made on the credit facility during the period from the business combination through December 31, 1997. Included in the net repayments was an $11.7 million payment resulting from the recovery of a material cargo loss on December 31, 1997. This $11.7 million was returned to the Company's insurance carrier on January 6, 1998, and resulted in a corresponding increase in borrowings under the Company's credit facility in January 1998.

  The Company's balance sheet reflected working capital of $(5.4) million at December 31, 1997. The Company is highly leveraged, with long-term liabilities comprising 73% of total liabilities and common stockholders' deficit at December 31, 1997.

  The Company's revolving bank credit facility provided initial aggregate commitments of $115 million through December 1997. Under the facility, funds can be borrowed either for unspecified periods of time at a base rate tied to the bank's prime rate, or for set periods of time under variable rates tied to LIBOR. The facility includes guarantees of letters of credit, of which approximately $14.9 million were outstanding at December 31, 1997. Remaining commitments available under the facility at December 31, 1997 were $36.1 million.

  The credit facility agreement includes a step-down of commitments over the final four years of the facility, as described in Note 5 to the consolidated financial statements. By December 1998, total commitments under the bank credit facility will decrease to $105 million. It is anticipated that letters of credit requirements, principally for casualty liabilities, should not exceed $18 million by December 31, 1998, leaving $87 million in available borrowing capacity. The cash-in-transit insurance currently contains no requirements for letters of credit through 1998. The Company's management is not certain if requirements will be added in 1999. Management believes that the operating cash flow and this remaining financing commitment will be more than adequate to fund future operating needs, capital expenditures, and any repayment of the NOL note, which is expected to be substantially repaid in 1999. See Note 5 to the consolidated financial statements.

IMPACT OF YEAR 2000

  The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, many computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

  Based on a recent assessment, the Company determined that its accounting software is Year 2000 compliant. However, the Company will be required to modify portions of its Puerto Rican operations and billing software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company has decided to purchase the upgrade to this software which is Year 2000 compliant. The cost is expected to be immaterial.

  The Company has substantially completed its review of all operational equipment, and believe there is no material Year 2000 impact.

  The review and any necessary upgrades or replacements are estimated to be completed not later than mid-1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer and operational systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on operations of the Company.

  The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the cost and extent of training associated with needed conversions and similar uncertainties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

Independent Auditors Report...............................................  18
Consolidated Balance Sheets as of December 31, 1996 and 1997..............  28
Consolidated Statements of Operations for the years ended June 30, 1995 and 1996, the six months ended December 31, 1996 and the year ended
 December 31, 1997........................................................  29
Consolidated Statements of Cash Flows for the years ended June 30, 1995 and 1996, the six months ended December 31, 1996 and the year ended
 December 31, 1997........................................................  30
Consolidated Statement of Stockholders' Deficit for the years ended June
 30, 1995 and 1996, the six months ended December 31, 1996 and the year ended December 31, 1997..................................................  31
Notes to Consolidated Financial Statements................................  32

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Loomis, Fargo & Co.

  We have audited the accompanying consolidated balance sheets of Loomis, Fargo & Co., successor to Loomis Holding Corporation, as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended June 30, 1996, the six months ended December 31, 1996, and the year ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Loomis, Fargo & Co. at December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 1996, the six months ended December 31, 1996, and the year ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Houston, Texas
March 20, 1998

                              LOOMIS, FARGO & CO.
                          CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31
                                                             -----------------
                                                              1996      1997
                                                             -------  --------
ASSETS                                                        (IN THOUSANDS)
Current assets:
  Cash and cash equivalents, including restricted cash and
   cash equivalents of $1,536 at December 31, 1996 (Note 2). $ 2,469  $  3,659
  Trade accounts receivable, net (Note 3)...................  10,235    44,339
  Other receivables (Note 9)................................     704     7,846
  Parts and supplies........................................     267     1,350
  Prepaid expenses..........................................   1,986     3,334
                                                             -------  --------
    Total current assets....................................  15,661    60,528
Property and equipment:
  Land......................................................   1,865     5,486
  Buildings.................................................   4,216    11,061
  Armored trucks and other vehicles.........................  24,506    35,226
  Other equipment...........................................   7,626    20,230
  Leasehold improvements....................................   2,655     6,853
                                                             -------  --------
                                                              40,868    78,856
  Less accumulated depreciation and amortization............  24,052    37,199
                                                             -------  --------
    Property and equipment, net.............................  16,816    41,657
Intangible assets, net (Note 3).............................   7,851   112,421
Other assets, net (Note 3)..................................   2,718     4,829
                                                             -------  --------
Total assets................................................ $43,046  $219,435
                                                             =======  ========
LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable.......................................... $ 5,439  $ 20,499
  Accrued expenses and other current liabilities (Note 3)...  11,759    44,754
  Short-term debt...........................................   1,022        --
  Current portion, long-term debt (Note 5)..................   1,500        --
  Current portion, capital lease obligations (Note 6).......     496       669
                                                             -------  --------
    Total current liabilities...............................  20,216    65,922
Long-term liabilities:
  Long-term debt--affiliates (Note 5).......................   7,569     5,796
  Long-term debt--other (Note 5)............................  13,381   149,000
  Capital lease obligations (Note 6)........................     966       511
  Accrued management fees (Note 9)..........................   1,575        --
  Other long-term liabilities...............................   3,838     5,474
                                                             -------  --------
    Total long-term liabilities.............................  27,329   160,781
Redeemable preferred stock (Note 11)........................   3,500        --
Redeemable common stock warrants (Note 11)..................     355        --
Common stockholders' deficit:
  Class A common stock (Note 11)............................      15        --
  Class B common stock (Note 11)............................      --        --
  Common stock, par value $.01 per share: Authorized
   shares--20,000,000; issued and outstanding shares--
   10,00,000 (Note 11)......................................      --       100
  Common stock warrants (Note 11)...........................     304        --
  Additional paid-in capital................................   1,485    24,755
  Accumulated deficit....................................... (10,158)  (32,123)
                                                             -------  --------
    Total common stockholders' deficit......................  (8,354)   (7,268)
                                                             -------  --------
Total liabilities and common stockholders' deficit.......... $43,046  $219,435
                                                             =======  ========

                            See accompanying notes.

                              LOOMIS, FARGO & CO.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                    YEAR ENDED JUNE     SIX MONTHS
                                          30              ENDED      YEAR ENDED
                                   ------------------  DECEMBER 31, DECEMBER 31,
                                     1995      1996        1996         1997
                                   --------  --------  ------------ ------------
                                                 (IN THOUSANDS)
Revenues.........................  $115,136  $119,455    $65,765      $370,791
Cost of operations:
  Payroll and related expense....    77,270    79,974     43,031       226,519
  Vehicle expense................    13,815    14,035      7,637        49,882
  Facilities expense.............     4,991     5,094      2,661        15,510
  Other operating expenses.......    15,936    17,120      8,745        67,578
  Expenses relating to the
   business combination..........        --        --         --         3,167
  Gains associated with benefit
   plans (Note 8)................        --      (954)        --            --
                                   --------  --------    -------      --------
                                    112,012   115,269     62,074       362,656
                                   --------  --------    -------      --------
Operating income.................     3,124     4,186      3,691         8,135
Interest expense--affiliates.....     1,099     1,099        550            71
Interest expense--other..........     2,059     1,882        895        15,826
                                   --------  --------    -------      --------
                                      3,158     2,981      1,445        15,897
                                   --------  --------    -------      --------
Income (loss) before income taxes
 and extraordinary item..........       (34)    1,205      2,246        (7,762)
Income taxes.....................        --        78         50            --
                                   --------  --------    -------      --------
Income (loss) before
 extraordinary item..............       (34)    1,127      2,196        (7,762)
Extraordinary item...............        --        --         --           124
                                   --------  --------    -------      --------
Net income (loss)................       (34)    1,127      2,196        (7,886)
Increase in value of redeemable
 warrants........................        --       327         --            --
                                   --------  --------    -------      --------
Net income (loss) available to
 common stockholders.............  $    (34) $    800    $ 2,196      $ (7,886)
                                   ========  ========    =======      ========


                            See accompanying notes.

                              LOOMIS, FARGO & CO.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      YEAR ENDED       SIX MONTHS
                                        JUNE 30          ENDED      YEAR ENDED
                                    ----------------  DECEMBER 31, DECEMBER 31,
                                     1995     1996        1996         1997
                                    -------  -------  ------------ ------------
                                                  (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss).................  $   (34) $ 1,127    $ 2,196     $  (7,886)
Adjustments to reconcile net
 income (loss) to net cash
 provided by operating activities:
  Depreciation expense............    4,026    3,845      1,947        13,333
  Amortization of goodwill........    1,194    1,041        114         2,746
  Amortization of financing costs.       --       --         --           898
  (Gain) loss on disposal of
   property and equipment.........     (265)      92          3            89
  Provision for allowance for
   doubtful accounts..............      117       14         68         5,369
  Accrued management fees.........      262      175         88            23
  Postretirement benefits other
   than pensions..................      340     (954)        --            --
  Change in restricted cash.......   (1,500)      (5)       (31)        1,536
  Changes in current assets and
   liabilities, net of effect of
   acquisitions:
    Trade accounts receivable.....     (935)  (2,135)    (1,788)      (14,210)
    Other receivables.............     (155)    (239)      (127)       (6,362)
    Parts and supplies............     (133)     (62)        55          (196)
    Prepaid expenses..............     (461)     191        738           316
    Accounts payable..............    3,182      733     (2,091)        4,050
    Accrued expenses and other
     current liabilities..........   (4,073)     (34)       (63)       10,910
    Deferred interest and
     accretion of discounts.......     (890)      48         16           454
                                    -------  -------    -------     ---------
Net cash provided by operating
 activities.......................      675    3,837      1,125        11,070
                                    -------  -------    -------     ---------
INVESTING ACTIVITIES
Purchase of Wells Fargo Armored...       --       --       (766)     (105,116)
Acquisition of property and
 equipment........................     (688)  (1,930)    (1,355)       (7,523)
Proceeds from sale of property and
 equipment........................      295      162          1           117
                                    -------  -------    -------     ---------
Net cash used in investing
 activities.......................     (393)  (1,768)    (2,120)     (112,522)
FINANCING ACTIVITIES
Net borrowings (repayments) of
 debt.............................       69     (444)       272        39,528
Repayments of capital lease
 obligations......................      (33)     (76)      (107)         (960)
Issuance of senior subordinated
 notes............................       --       --         --        85,000
Payment of accrued management
 fees.............................       --       --         --        (1,598)
Financing costs related to debt...       --       --        (76)       (5,651)
Redemption of preferred stock.....       --       --         --        (3,500)
Exercise of common stock warrants.       --       --         --            96
Distributions to stockholders.....       --       --         --        (8,737)
Other.............................       --      (80)       (32)           --
                                    -------  -------    -------     ---------
Net cash provided by (used in)
financing activities..............       36     (600)        57       104,178
Net increase (decrease) in cash
and cash equivalents..............      318    1,469       (938)        2,726
Cash and cash equivalents at
beginning of period*..............       84      402      1,871           933
                                    -------  -------    -------     ---------
Cash and cash equivalents at end
of period*........................  $   402  $ 1,871    $   933     $   3,659
                                    =======  =======    =======     =========

--------
* Excludes restricted cash and cash equivalents of $1,500, $1,505 and $1,536 at June 30, 1995, June 30, 1996 and December 31, 1996.

                            See accompanying notes.

                              LOOMIS, FARGO & CO.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                          COMMON  COMMON   COMMON         ADDITIONAL
                           STOCK   STOCK   STOCK   COMMON  PAID-IN   ACCUMULATED
                          CLASS A CLASS B WARRANTS STOCK   CAPITAL     DEFICIT
                          ------- ------- -------- ------ ---------- -----------
                                              (IN THOUSANDS)
Balances at June 30,
 1994...................    $15     $--    $ 304    $ --   $ 1,485    $(13,120)
Net loss................     --      --       --      --        --         (34)
                            ---     ---    -----    ----   -------    --------
Balances at June 30,
 1995...................     15      --      304      --     1,485     (13,154)
Net income..............     --      --       --      --        --       1,127
Increase in value of
 redeemable warrants....     --      --       --      --        --        (327)
                            ---     ---    -----    ----   -------    --------
Balances at June 30,
 1996...................     15      --      304      --     1,485     (12,354)
Net income..............     --      --       --      --                 2,196
                            ---     ---    -----    ----   -------    --------
Balances at December 31,
 1996...................     15      --      304      --     1,485     (10,158)
Exercise of common stock
 warrants...............      9       3     (304)     --       743          --
Distribution to Loomis
 Holding Corporation
 stockholders...........     --      --       --      --        --     (14,079)
Exchange common stock of
 Loomis Holding
 Corporation for common
 stock of Loomis, Fargo
 & Co...................    (24)     (3)      --      51      (24)          --
Issuance of common stock
 as part of the purchase
 consideration for Wells
 Fargo Armored..........     --      --       --      49    22,551          --
Net loss................     --      --       --      --        --      (7,886)
                            ---     ---    -----    ----   -------    --------
Balance at December 31,
 1997...................    $--     $--    $  --    $100   $24,755    $(32,123)
                            ===     ===    =====    ====   =======    ========



                            See accompanying notes.

                              LOOMIS, FARGO & CO.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

NOTE 1. BASIS OF PRESENTATION AND BACKGROUND

  Loomis, Fargo & Co., (together with its subsidiaries, the "Company"), a Delaware corporation, was incorporated in August 1996. On January 24, 1997, Loomis Holding Corporation, a Delaware corporation, completed its reorganization into Loomis, Fargo & Co. and the acquisition of certain assets and the assumption of certain liabilities of Wells Fargo Armored Service Corporation ("Wells Fargo Armored"), a wholly owned subsidiary of Borg-Warner Security Corporation. The reorganization involved the exchange of all outstanding common stock of Loomis Holding Corporation for 5,100,000 shares of the common stock of the Company, which concurrently were transferred to a business trust owned by the former shareholders of Loomis Holding Corporation (the "Loomis Stockholders Trust").

  The Company owns LFC Holding Corporation (formerly Loomis Holding Corporation), which in turn owns Loomis, Fargo & Co., a Texas corporation, (formerly Loomis Armored Inc. which was originally incorporated in 1928). Loomis, Fargo & Co. (the Texas corporation) has two subsidiaries, LFC Armored of Texas Inc., a Texas corporation, and Loomis, Fargo & Co. of Puerto Rico, a Tennessee corporation. The common stock of these two subsidiaries was contributed to the Company by Wells Fargo Armored as part of the assets transferred by Wells Fargo Armored in the business combination.

  The Company provides armored car transport services to a variety of financial, commercial, industrial and retail establishments within the United States and Puerto Rico. It offers secure, expedited transportation and protection for a variety of valuable commodities such as coin and currency, negotiable and nonnegotiable securities, precious metals, bullion, food coupons, gems and works of art. In addition, Loomis provides extensive automatic teller machine ("ATM") services, including cash replenishment, deposit pick-up and first-line and second-line maintenance services. The Company also offers several ancillary services including secured storage of valuables, such as currency, securities and computer chips, deposit processing and consolidation, change order preparation, coin wrapping and storage, and food stamp processing. The Company also provides contract security officers to patrol and control access to customer facilities in Puerto Rico.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. Approximately $1,536,000 of cash and cash equivalents at December 31, 1996 was held under restricted arrangements as required by insurance agreements.

 Revenue Recognition

  Revenue on service contracts is recognized as services are provided. Unearned revenues represent billings for recurring services to be performed in months subsequent to year-end.

                              LOOMIS, FARGO & CO.

                               DECEMBER 31, 1997

 Property and Equipment

  Property and equipment, which include assets resulting from capital leases, are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

      Buildings..................................................... 15-40 years
      Armored trucks and other vehicles.............................  2-12 years
      Other equipment...............................................  2-15 years

  Leasehold improvements are amortized over the terms of the related leases or the useful lives of the improvements, whichever is less. Repairs and maintenance are charged to expense as incurred.

  The Company acquired $121,000, $301,000, $1,216,000 and $149,000 of assets under capital lease agreements in the years ended June 30, 1995 and 1996, the six months ended December 31, 1996 and the year ended December 31, 1997, respectively, primarily for equipment and vehicles. The gross amount of assets recorded under capital leases was approximately $1,669,000 and $1,851,000 at December 31, 1996 and 1997, respectively. Accumulated depreciation related to capital leases amounted to approximately $242,000 and $885,000 at December 31, 1996 and 1997, respectively.

 Intangible Assets

  Goodwill resulting from the purchase of Wells Fargo Armored, described in
Note 4, is being amortized on a straight-line basis over 40 years. Related amortization expense of $2,517,000 was recorded in the year ended December 31, 1997.

  Goodwill resulting from the 1991 purchase acquisition of Loomis Armored Inc. is being amortized on a straight-line basis over 40 years. A related covenant not to compete entered into with the Seller and certain service contracts acquired by the Company in the state of Alaska subsequent to May 5, 1991 were amortized on a straight-line basis over a five-year period and were fully amortized at June 30, 1996. Amortization expense on these assets was $1,194,000 for the year ended June 30, 1995, $1,041,000 for the year ended June 30, 1996, $114,000 for the six months ended December 31, 1996 and $229,000 for the year ended December 31, 1997.

 Long-lived Assets

  Under Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121), impairment losses are required to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' respective carrying amounts. Goodwill associated with assets acquired in purchase business combinations is included in impairment evaluations. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company's adoption of Statement 121 in fiscal 1996 did not impact the Company's results of operations or financial position.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                              LOOMIS, FARGO & CO.

                               DECEMBER 31, 1997

 Stock-Based Compensation

  The Company grants stock options to employees for a fixed number of shares with an exercise price no less than the fair value of the shares at the date of grant. The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is no less than the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

 Reclassifications

  Certain reclassifications have been made in the prior periods' financial statements to conform to the current year presentation.

 Fair Value of Financial Instruments

  The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The carrying amount of the Company's bank credit facility approximates fair value because the debt arrangement accrues interest at variable rates based on current market rates. The fair value of the Company's 10% senior subordinated notes is estimated at $85,425,000 based on the quoted market price at December 31, 1997.

 Fiscal Year

Effective July 1, 1996, the Company changed its fiscal year end from June 30 to December 31. Accordingly, the financial statements include a presentation as of and for the six months ended December 31, 1996. Certain unaudited comparative information for the six months ended December 31, 1995 are presented below (in thousands):

      Revenues.......................................................... $57,806
      Operating income.................................................. $ 1,855
      Net income........................................................ $   302

                              LOOMIS, FARGO & CO.

                               DECEMBER 31, 1997

NOTE 3. BALANCE SHEET DATA

  Detailed balance sheet data are as follows:

                                                                DECEMBER 31
                                                              -----------------
                                                               1996      1997
                                                              -------  --------
                                                               (IN THOUSANDS)
      Trade accounts receivable:
        Gross trade accounts receivable...................... $17,937  $ 69,018
        Unearned revenues....................................  (7,394)  (19,518)
        Allowance for doubtful accounts receivable...........    (308)   (5,161)
                                                              -------  --------
          Net trade accounts receivable...................... $10,235  $ 44,339
                                                              =======  ========
      Intangible assets:
        Goodwill............................................. $ 9,153  $116,469
        Less accumulated amortization........................  (1,302)   (4,048)
                                                              -------  --------
          Net intangible assets.............................. $ 7,851  $112,421
                                                              =======  ========
      Other assets:
        Deferred financing costs............................. $ 2,718  $  5,727
        Less accumulated amortization........................      --      (898)
                                                              -------  --------
          Net other assets................................... $ 2,718  $  4,829
                                                              =======  ========
      Accrued expenses and other current liabilities:
        Cargo, casualty and other insurance expenses......... $ 2,257  $  7,474
        Cargo loss recoveries payable to insurer.............      --    16,200
        Payroll and related expenses.........................   6,450     8,767
        Interest.............................................     172     4,577
        Other................................................   2,880     7,736
                                                              -------  --------
          Total accrued expenses............................. $11,759  $ 44,754
                                                              =======  ========

NOTE 4. PURCHASE OF WELLS FARGO ARMORED SERVICE CORPORATION

  On January 24, 1997, the Company purchased certain assets and assumed certain liabilities of Wells Fargo Armored, a wholly-owned subsidiary of Borg-Warner Security Corporation. (See Note 1.) The acquisition was accounted for using the purchase method of accounting. The aggregate purchase price for the assets acquired and the liabilities assumed was approximately $128,482,000, which included cash payments of $105,882,000 and the issuance of 4,900,000 shares of the common stock of the Company. The purchase price has been allocated to the net assets acquired and liabilities assumed. The excess of the purchase price over the net tangible assets acquired, approximately $107,316,000, has been allocated to goodwill, which is being amortized over 40 years.

  The balance sheet reflects adjustments to record acquired assets and assumed liabilities at their fair market values and to conform certain accounting policies of Wells Fargo Armored to the policies of the Company. Accruals totaling approximately $3,046,000 have been recorded for costs associated with consolidating headquarters and certain branch facilities, related relocation costs and severance payments, and obligations under noncancelable leases for space, vehicles and equipment that extend beyond the expected periods of use by the Company. At December 31, 1997, charges of $1,955,000 have been taken against these accruals. Substantially all reorganization and consolidation activities are complete at December 31, 1997.

                              LOOMIS, FARGO & CO.

                               DECEMBER 31, 1997

  In connection with the allocation of the purchase price to assets and liabilities acquired from Wells Fargo Armored, the Company reviewed all of the acquired contracts to determine whether any contracts generated revenues that were less than the direct variable costs associated with servicing the contracts (e.g., payroll and related expense, vehicle expense). To the extent that the Company was required to provide services under a contract where direct variable costs exceeded revenues (a "loss contract"), the Company recorded a liability which aggregated approximately $7,900,000. All services required under such contracts were completed by December 31, 1997.

  Concurrent with the acquisition, the Company repaid substantially all of the long-term obligations of Loomis Holding Corporation, replaced its existing lines of credit with a $115,000,000 revolving bank credit facility and issued $85,000,000 of 10% unsecured subordinated notes due in 2004 in a private placement. (See Note 5.)

  The consolidated statements of operations and cash flows presented for the years ended June 30, 1995 and 1996 and the six months ended December 31, 1996 are those of Loomis Holding Corporation, predecessor to the Company. The statements of operations and cash flows presented for the year ended December 31, 1997 include the transactions of Loomis Holding Corporation for the twenty-three days before the business combination on January 24, 1997, and those of the Company for the remainder of the year.

  The pro forma unaudited results of operations for the years ended December 31, 1996 and 1997, assuming consummation of the purchase and the restructuring of the Company's debt and capital structure as of January 1, 1996, are as follows:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                                1996     1997
                                                              -------- --------
                                                               (IN THOUSANDS)
      Revenues............................................... $373,742 $386,120
                                                              ======== ========
      Net income (loss)...................................... $  2,873 $ (7,933)
                                                              ======== ========

  The net income (loss) presented above includes pro forma adjustments to (i) interest expense to reflect the Company's revised capital structure after the business combination and (ii) depreciation of property and equipment and amortization of goodwill to reflect the effects of purchase accounting.

                              LOOMIS, FARGO & CO.

                               DECEMBER 31, 1997

NOTE 5. DEBT

  Long-term debt consists of the following:

                                                                 DECEMBER 31,
                                                               ----------------
                                                                1996     1997
                                                               ------- --------
                                                                (IN THOUSANDS)
      10% senior subordinated notes........................... $    -- $ 85,000
      Bank credit facility....................................      --   64,000
      Non-interest bearing NOL note...........................      --    6,000
      14% senior subordinated notes...........................  10,211       --
      9% junior subordinated notes............................   9,015       --
      Term loan with commercial finance company...............   3,250       --
                                                               ------- --------
                                                                22,476  155,000
      Less discount...........................................      26      204
      Less current portion....................................   1,500       --
                                                               ------- --------
                                                               $20,950 $154,796
                                                               ======= ========

  Concurrent with the purchase of the assets of Wells Fargo Armored on January 24, 1997, the exchange of the Common Stock of Loomis Holding Corporation and the financing transactions discussed in Note 4, substantially all of the then-existing Loomis Holding Corporation indebtedness (other than capital leases) was repaid. Deferred financing costs associated with the retired debt were written off as an extraordinary item in the accompanying consolidated statement of operations. The Company also entered into a five-year step-down revolving bank credit facility agreement which provides for aggregate initial commitments of up to $115 million. Aggregate commitments are reduced by $2.5 million per quarter in 1998, by an additional $3.75 million per quarter in 1999, by an additional $4.375 million per quarter in 2000 and for the first two quarters of 2001, and $31.875 million per quarter for the final two quarters of the agreement. The interest rate of the credit facility is a variable rate based on either LIBOR or a base rate tied to the bank's prime rate. At December 31, 1997, the interest rates on the Company's borrowings were 9.75% on base-rate borrowings of $8.0 million, and 8.06-8.13% on LIBOR borrowings totaling $56 million. Borrowings under the credit facility are secured by substantially all of the assets of the Company and its subsidiaries. The agreement contains restrictive covenants regarding the issuance of additional debt, compensation of officers, the payment of dividends, capital expenditures, new capital leases, and the maintenance of certain financial ratios. At December 31, 1997 there were no retained earnings available for the payment of dividends and the Company was in compliance with the remaining covenants.

  During the third quarter of 1997, the Company entered into an interest rate cap agreement with the bank credit facility lender. The agreement limits the maximum LIBOR base interest rate to 7% on borrowings of up to $30 million, and expires on January 31, 1999. The cost of the agreement was not material to the Company.

  The 10% senior subordinated notes were issued on January 24, 1997 and mature in January 2004. The notes are subordinated to borrowings under the credit facility and contain certain restrictive covenants.

  On January 24, 1997, the Company issued a $6,000,000 note to the Loomis Stockholders Trust (the "NOL note"). The NOL note does not accrue interest and has a term of fifteen years, subject to mandatory prepayments as, and to the extent that, the Company realizes a tax benefit attributable to the utilization of net operating losses of Loomis Holding Corporation available at the date of the reorganization and acquisition of Wells Fargo Armored. The NOL note was discounted at 10% over the Company's expected period of repayment of the principal. The Company expects that its utilization of net operating losses will result in the NOL note being substantially repaid in 1999.

                              LOOMIS, FARGO & CO.

                               DECEMBER 31, 1997

  Under the Company's previous credit facility that was repaid in connection with the January 24, 1997 business combination, $15,900,000 in letters of credit were outstanding at December 31, 1996. Letters of credit of $14,900,000 are outstanding at December 31, 1997 under the Company's bank credit facility. Remaining commitments available for borrowings or additional letters of credit at December 31, 1997 were $36,100,000.

  Interest of $4,000,000, $3,100,000, $1,300,000, and $10,200,000 was paid during the years ended June 30, 1995 and 1996, the six months ended December 31, 1996 and the year ended December 31, 1997, respectively.

NOTE 6. LEASES

  At December 31, 1997, the scheduled future minimum lease payments under capital leases are as follows for years ending December 31 (in thousands):

      1998.............................................................. $  780
      1999..............................................................    492
      2000..............................................................     69
      2001..............................................................     26
      2002..............................................................      2
                                                                         ------
      Total minimum lease payments......................................  1,369
      Less amount representing interest.................................    189
                                                                         ------
      Present value of capital lease obligations........................  1,180
      Less current portion of capital lease obligations.................    669
                                                                         ------
      Long-term capital lease obligations............................... $  511
                                                                         ======

  The Company leases various office space and equipment under noncancelable operating leases expiring on various dates through 2006. The following is a schedule of future minimum lease payments under noncancelable operating leases with terms exceeding one year for years ending December 31 (in thousands):

      1998.............................................................. $12,782
      1999..............................................................   9,014
      2000..............................................................   6,598
      2001..............................................................   4,348
      2002..............................................................   2,465
      Thereafter........................................................   3,997
                                                                         -------
                                                                         $39,204
                                                                         =======

  Rent expense was $2,993,000, $3,093,000, $1,765,000 and $14,521,000,
respectively, for the years ended June 30, 1995 and 1996, the six months ended December 31, 1996, and the year ended December 31, 1997.

  The Company has certain operating leases which contain (i) rent escalation clauses, some of which are fixed annual increases with others tied to the Consumer Price Index and (ii) the passthrough of operating expenses and property taxes. In addition, certain leases contain renewal options.

                              LOOMIS, FARGO & CO.

                               DECEMBER 31, 1997

NOTE 7. INCOME TAXES

  The Company accounts for income taxes using the liability method required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

  Taxes on income from operations for the year ended June 30, 1996 and the six months ended December 31, 1996 consisted of current federal tax expense.

  The reconciliation of income tax attributable to income (loss) before extraordinary item computed at the federal statutory tax rates to income tax expense is:

                                       YEAR     YEAR    SIX MONTHS
                                      ENDED    ENDED      ENDED      YEAR ENDED
                                     JUNE 30, JUNE 30, DECEMBER 31, DECEMBER 31,
                                       1995     1996       1996         1997
                                     -------- -------- ------------ ------------
                                                   (IN THOUSANDS)
Tax (benefit) at statutory rate....   $ (12)   $ 410      $ 764       $(2,639)
Change in valuation allowance......     228     (418)      (977)        1,450
Nondeductible goodwill amortization
 and other.........................    (216)      86        263         1,189
                                      -----    -----      -----       -------
                                      $  --    $  78      $  50       $    --
                                      =====    =====      =====       =======

  Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1996      1997
                                                              -------  --------
                                                               (IN THOUSANDS)
      Deferred tax assets
        Net operating loss carryforward...................... $ 5,574  $  7,491
        Minimum and foreign tax credit carryforward..........     119       535
        Receivable valuations and reserves...................     123     2,732
        Accrued vacation and bonuses.........................   1,038     2,266
        Self-insurance reserve...............................   2,271     3,521
        Deferred management fees.............................     630        --
        Other accruals.......................................      --     1,188
        Other, net...........................................      17       293
                                                              -------  --------
          Total deferred tax assets..........................   9,772    18,026
      Valuation allowance for deferred tax assets............  (6,967)  (15,186)
                                                              -------  --------
      Net deferred tax assets................................   2,805     2,840
      Deferred tax liabilities:
        Tax over book depreciation...........................   2,138     2,138
        Prepaid pension cost.................................     404       456
        Other................................................     263       246
                                                              -------  --------
          Total deferred tax liabilities.....................   2,805     2,840
                                                              -------  --------
          Net deferred tax assets............................ $    --  $     --
                                                              =======  ========

  The Company has federal net operating loss carryovers of $15,065,000 and $20,247,000 at December 31, 1996 and 1997, respectively, which expire in 2007 through 2012.

                              LOOMIS, FARGO & CO.

                               DECEMBER 31, 1997

  During the years ended June 30, 1995 and 1996, the six months ended December 31, 1996 and the year ended December 31, 1997, the Company paid income taxes of $ 0, $84,000, $50,000, and $80,000, respectively.

  Valuation allowances of $3,982,000 and $6,769,000 were recognized as of May 5, 1991 and January 24, 1997, respectively. Any subsequent reduction in these valuation allowances will result in a reduction of the goodwill related to the acquisitions on those dates. The increase in the valuation allowance results from the additional net operating loss carryforward created in 1997 and differences between book and tax accounting for the acquisition of assets and assumption of liabilities of Wells Fargo Armored.

NOTE 8. BENEFIT PLANS

  Employees of the Company participate in a qualified, defined-benefit pension plan (the "Plan") sponsored by the Company, covering substantially all employees who meet the eligibility requirements regarding age and length of service and who are not participants in another plan to which the Company may contribute. Plan assets are comprised of investments in equity and fixed income securities. The Company froze future benefits under the Plan as of June 30, 1994. Funding is based on the accrued benefit cost method.

  The following table sets forth the funded status of the Plan:

                                                               DECEMBER 31,
                                                              ---------------
                                                               1996    1997
                                                              ------- -------
                                                              (IN THOUSANDS)
      Actuarial present value of accumulated benefit
       obligations:
        Vested............................................... $16,051 $17,109
        Nonvested............................................      78      18
                                                              ------- -------
          Total..............................................  16,129  17,127
      Plan assets at fair value..............................  16,373  18,177
                                                              ------- -------
      Funded status..........................................     244   1,050
      Unrecognized net loss..................................     798      90
                                                              ------- -------
      Prepaid pension cost................................... $ 1,042 $ 1,140
                                                              ======= =======

  A summary of the components of the net periodic pension cost is as follows:

                                      YEAR      YEAR     SIX MONTHS
                                     ENDED     ENDED       ENDED      YEAR ENDED
                                    JUNE 30,  JUNE 30,  DECEMBER 31, DECEMBER 31,
                                      1995      1996        1996         1997
                                    --------  --------  ------------ ------------
                                                  (IN THOUSANDS)
Interest cost...................... $ 1,195   $ 1,120     $   563      $ 1,171
Actual return on plan assets.......  (1,826)   (1,511)     (1,444)      (2,733)
Deferred gain on plan assets.......     849       362         848        1,464
                                    -------   -------     -------      -------
  Net periodic pension cost
   (income)........................ $   218   $   (29)    $   (33)     $   (98)
                                    =======   =======     =======      =======
Assumptions:
  Discount rate....................     8.5%      8.0%        7.5%         7.0%
  Expected long-term rate of return
   on assets.......................     8.0%      8.0%        8.0%         8.0%

  The Company contributes to certain multiemployer, defined-benefit plans covering certain employees under collective bargaining agreements. Total expenses of these plans were $789,000, $1,029,000, $593,000 and $1,033,000 for the years ended June 30, 1995 and 1996, the six months ended December 31, 1996 and the year ended December 31, 1997, respectively.

                              LOOMIS, FARGO & CO.

                               DECEMBER 31, 1997

  The Company also contributes to a 401(k) defined-contribution plan. Employees in Puerto Rico are currently not eligible to participate in the 401(k) plan; however, the plan covers approximately 90% of the remaining employees of the Company. The Company matches 25% of employees' contributions up to a maximum of $188 per employee. Total expenses of the plan were $108,000, $109,000, $89,000 and $271,000 for the years ended June 30, 1995 and
1996, the six months ended December 31, 1996 and the year ended December 31, 1997, respectively.

  In addition to providing pension benefits, the Company had a defined-benefit postretirement plan that provided medical care to certain employees. The postretirement plan was contributory and contained other cost-sharing features such as deductibles and Medicare coordination. The funding policy was to pay for these benefits as incurred. During the year ended June 30, 1996, the Company terminated the postretirement benefit plan and made lump-sum payments totaling approximately $89,000 to current retirees and certain employees, incurred costs of approximately $150,000 associated with the plan termination and recognized a gain of $954,000.

NOTE 9. TRANSACTIONS WITH AFFILIATES

  The consolidated statements of operations include management fees charged by affiliates of $350,000 for the years ended June 30, 1995 and 1996, $175,000 for the six months ended December 31, 1996 and $23,000 for the year ended December 31, 1997. Cumulative management fees of $1,575,000 that had been accrued and unpaid at December 31, 1996 were paid concurrent with the business combination. In addition, the Company paid interest of $1,076,000, $1,076,000, $542,000 and $71,000 to affiliates in the years ended June 30, 1995 and 1996, the six months ended December 31, 1996 and the year ended December 31, 1997, respectively.

  In the ordinary course of business, the Company purchases services from various other subsidiaries of Borg-Warner. During 1997, the Company paid approximately $1.7 million for such services, including electronic security installation, maintenance and monitoring, physical security, courier services, and certain shared lease expenses.

  Pursuant to the terms of the business combination between Loomis Holding Corporation and Wells Fargo Armored, the Company has been indemnified by the former owners of the two companies for environmental liabilities associated with existing storage tanks and other known and identified environmental liabilities. The indemnification obligations will survive until December 31, 1998. The Company does not believe that costs related to these environmental liabilities will have a material impact on the future earnings or financial position of the Company.

  Included in the Company's other receivables are $400,000 receivable from Borg-Warner and $100,000 receivable from an indemnity trust, (the "Loomis Indemnity Trust").

NOTE 10. EMPLOYEE COMPENSATION PLANS

  Before the reorganization of Loomis Holding Corporation into the Company, certain key employees of Loomis Holding Corporation were compensated under a Management Equity Growth and Appreciation Plan (the "MEGA Plan"), under which Loomis Holding Corporation issued participation units representing unfunded, unsecured, potential rights to receive deferred compensation. The units vested over a five-year schedule and required the occurrence of a triggering event (as defined) before they became exercisable.

  Upon the reorganization of the Company and the acquisition of Wells Fargo Armored, the MEGA Plan was terminated and all of its units canceled. The Loomis, Fargo & Co. Unitholders Option Plan (the "Unitholders

                              LOOMIS, FARGO & CO.

                               DECEMBER 31, 1997

Plan") was established, under which options to purchase shares of the Company's Common Stock were issued to the holders of units under the MEGA Plan that were substantially equivalent to the canceled units. Options under the Unitholders Plan are subject to vesting requirements and other limitations that are substantially similar to those that existed under the MEGA Plan. The Unitholders Plan also requires a triggering event before the options may be exercised. A triggering event is the first to occur of (i) any sale or disposition of more than 1,250,000 shares of Common Stock of the Company by Wingate Partners to a non-affiliate, (ii) any sale or disposition of substantially all of the assets of the Company to a non-affiliate, (iii) a merger of the Company with or into a non-affiliated entity, or (iv) a public offering or series of offerings producing aggregate gross proceeds of at least $100 million.

  As of December 31, 1997, there are 600,201 options outstanding under the Unitholder Plan, 488,049 of which are vested. There are 10,978 additional options outstanding to an employee that are exercisable upon 60 days notice. The exercise price on both the Unitholders Plan and the additional options will be approximately $1.96 per share, adjusted for contributions or distributions to/from the Loomis Stockholders Trust.

  On August 15, 1997, the Board of Directors and stockholders of the Company adopted the Loomis, Fargo & Co. 1997 Stock Option Plan (the "Plan"), pursuant to which options to purchase up to 1,000,000 shares of the Company's Common Stock, $0.01 par value ("Common Stock") may be granted. Options granted under the Plan may be subject to vesting requirements and exercisability restrictions as may be determined by the Board of Directors or authorized committee thereof.

  As of December 31, 1997, options had been granted to purchase up to 665,000 shares of Common Stock (the "Initial Stock Options"), 645,000 of which were outstanding. The Initial Stock Options have an exercise price of $7.50 per share. This exercise price exceeded the fair value of the stock at the date of grant, therefore no compensation expense has been recorded under the provisions of APB 25. (See Note 2.) The Initial Stock Options are exercisable on the tenth anniversary of the grant date, subject to the acceleration provisions described below, and expire on the eleventh anniversary of such grant date. The exercisability of the Initial Stock Options shall accelerate as follows: (i) if, following the date that the Common Stock is first readily tradable on a national securities exchange or other market system, the daily closing price of the Common Stock is equal to or greater than a scale of prices ranging from $10 to $30 for 80 out of 100 trading days, then a percentage of the Initial Stock Options shall become exercisable based on such daily closing prices on a sliding scale from January 24, 1998 to January 24, 2002, (ii) in the event of a Change of Control (as defined in the Plan) prior to there being a public trading market for the Common Stock, a percentage of the Initial Stock Options shall become exercisable based upon a $10 to $30 price range of the weighted average sale price of shares of Common Stock from the date of grant to the date of the Change of Control, with the remainder (if any) to be forfeited upon such Change of Control, and (iii) in the event of a Change of Control after there is a public trading market for the Common Stock, the Initial Stock Options shall be exercisable for a percentage equal to the greater of (x) the then current exercisable percentage of such Initial Stock Options as set forth in clause (i) above, or (y) the percentage that would become exercisable upon the occurrence of a Change of Control as set forth in clause (ii) above.

  Statement No. 123 of the Financial Accounting Standards Board requires the presentation of pro forma information regarding net income (loss) as if the Company had accounted for its employee stock options under the fair value method of that statement. Because the exercise prices on these options were significantly in excess of the fair value of the Company's Common Stock on the respective dates of grant, the fair value of these options was immaterial.

                              LOOMIS, FARGO & CO.

                               DECEMBER 31, 1997

NOTE 11. EQUITY TRANSACTIONS

  The capital structure of the Company changed with the reorganization of Loomis Holding Corporation into Loomis, Fargo & Co. and the acquisition of certain assets and assumption of certain liabilities of Wells Fargo Armored on January 24, 1997. The 3,500,000 outstanding shares of $.01 par value Loomis Holding Corporation Series 1 Preferred Stock were redeemed out of the proceeds of the new financing arrangements. The 2,383,911 outstanding shares of Class A Loomis Holding Corporation Common Stock and the 268,794 outstanding shares of Class B Loomis Holding Corporation Common Stock (both having a par value of $0.01 per share) were exchanged for 5,100,000 shares of Common Stock of Loomis, Fargo & Co., which were concurrently transferred to the Loomis Stockholders Trust. (See Note 1.) Under certain circumstances, shares held by the Loomis Stockholders Trust may be contributed to the Company to satisfy the exercise of certain stock options. The remaining 4,900,000 outstanding shares of Common Stock of the Company were issued to a Borg-Warner subsidiary as part of the purchase price consideration.

  The Common Stock of the Company consists of one class and has a $0.01 par value. Twenty million shares are authorized, ten million of which are issued and outstanding as described in the preceding paragraph. Ten million shares of $0.01 Preferred Stock are authorized, but none have been issued at December 31, 1997.

  In 1991 and 1992, warrants were issued to certain lenders and shareholders of Loomis Holding Corporation to purchase an aggregate of 877,646 shares of Loomis Holding Corporation's Class A Common Stock and 268,794 shares of Loomis Holding Corporation's Class B Common Stock. On January 23, 1997, all warrant holders exercised their warrants. The shares issued upon exercise of the warrants were included in the January 24, 1997 exchange of Common Stock of Loomis Holding Corporation for Common Stock of the Company.

  Concurrent with the business combination on January 24, 1997, the non-interest bearing NOL note described in Note 5, having a discounted value at that date of approximately $5,342,000, and net cash consideration of approximately $8,737,000 were distributed for the benefit of the shareholders of Loomis Holding Corporation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Set forth below is certain information with respect to those individuals who serve as members of the Board of Directors and as executive officers of the Company. Each of the persons named below holds the positions set forth opposite his name with each of the Co-Registrants, except that Messrs. Adorjan, Mattly and Hegi are the only directors constituting the boards of directors of LFC Armored of Texas Inc. and Loomis, Fargo & Co. of Puerto Rico.

            NAME             AGE                     POSITION
            ----             ---                     --------
J. Joe Adorjan..............  59 Chairman of the Board of Directors
James B. Mattly.............  56 Director, President and Chief Executive Officer
James T. Callier, Jr........  63 Director
Frederick B. Hegi, Jr.......  54 Director
John D. O'Brien.............  55 Director
Jay I. Applebaum............  35 Director
Timothy M. Wood.............  50 Director
James K. Jennings, Jr.......  56 Executive Vice President, Chief Financial
                                  Officer and Secretary
Edward H. Hamlett...........  47 Executive Vice President--Sales and Marketing

  There is no family relationship between any of the directors or executive officers of the Company. Officers of the Company are elected by the Board of Directors and hold office until their respective successors are duly elected and qualified.

  J. Joe Adorjan has served as a director of Borg-Warner since 1993, Chairman of the Board of Borg-Warner since January 1996, Chief Executive Officer of Borg-Warner since October 1995, and President of Borg-Warner since April 1995, and was elected to the Board of Directors of the Company in January 1997. Mr. Adorjan was President of Emerson Electric Co. from 1992 to 1995 and Chairman and Chief Executive Officer of ESCO Electronics Corporation from 1990 to 1992. Mr. Adorjan also currently serves as a director of California Microwave, Inc., The Earthgrains Company, ESCO Electronics Corporation and Goss Graphic Systems, Inc.

  James B. Mattly served as a director and as President and Chief Executive Officer of Loomis Armored from November 1991 to January 1997 and as a director of Loomis from May 1991 to January 1997, and was elected to the Board of Directors of the Company in January 1997. From 1979 to 1990, Mr. Mattly served as Regional Vice President of Browning-Ferris Industries ("BFI") and as Chief Operating Officer of its southwest region. Mr. Mattly has also served as Vice President--Operations for Butler Aviation (1977-79) and Regional Vice President of Wells Fargo Armored (1973-77).

  James T. Callier, Jr. served as a director of Loomis and Loomis Armored from May 1991 to January 1997, and was elected to the Board of Directors of the Company in January 1997. Mr. Callier is an indirect general partner of Wingate Partners and a general partner of Wingate Affiliates, L.P., and has served as President of Callier Consulting, Inc. since 1985. From March 1995 to August 1997, Mr. Callier served as a director of United Stationers, Inc. and had served as a director of Associated Stationers Inc., the predecessor to United Stationers, Inc., from January 1992 through March 1995. Mr. Callier also currently serves as Chairman of the Board of Century Products Company.

  Frederick B. Hegi, Jr. served as Chairman of the Board of Loomis and Loomis Armored from May 1991 to January 1997, and was elected to the Board of Directors of the Company in August 1996. Mr. Hegi is an indirect general partner of Wingate Partners and a general partner of Wingate Affiliates, L.P.
 Since May 1982, Mr. Hegi
has served as President of Valley View Capital Corporation. Mr. Hegi served as a director of Associated Holdings, Inc. from January 1992 through March 1995, a director of United Stationers Inc. since March 1995 and Chairman of the Board since November 1996. Mr. Hegi also currently serves as Chairman of the Board of ITCO Holding Company, Inc., Tahoka First Bancorp, Inc. and Cedar Creek Bancshares, Inc. He also serves as a director of Lone Star Technologies, Inc. and Cattle Resources, Inc.

  John D. O'Brien has served as Senior Vice President of Borg-Warner since 1993 and was Vice President of Borg-Warner from 1987 to 1993, and was elected to the Board of Directors of the Company in January 1997.

  Timothy M. Wood has served as Vice President, Finance of Borg-Warner since 1994 and was Vice President and Controller of Borg-Warner from 1987 to 1994, and was elected to the Board of Directors of the Company in January 1997.

  Jay I. Applebaum served as Secretary for Loomis and Loomis Armored from May 1991 to January 1997 and was elected to the board of directors of the Company in February 1997. Since June 1989, Mr. Applebaum has been associated with Wingate Partners.

  James K. Jennings, Jr. served as Chief Financial Officer of Loomis and Loomis Armored from March 1994 to January 1997, and was elected to the offices of Executive Vice President, Chief Financial Officer and Secretary of the Company in January 1997. Prior to joining Loomis, Mr. Jennings held various management positions at HWC Distribution Corporation (a distributor of electrical and electronic wire and cable), including as President and as a director from February 1990 to September 1993 and as Executive Vice President and Chief Financial Officer from 1980 to February 1990.

  Edward H. Hamlett served as a director of Loomis from February 1992 to January 1997 and as Vice President of Sales and Marketing from February 1996 to January 1997, and was elected to the office of Executive Vice President of the Company in January 1997. From May 1979 to May 1995, Mr. Hamlett served as Vice President, Sales and Marketing of BFI. Prior to joining BFI, Mr. Hamlett held regional sales and branch management positions with Wells Fargo Armored from 1973 to 1977.

ITEM 11. EXECUTIVE COMPENSATION

  Directors who are officers, employees or otherwise an affiliate of the Company do not presently receive compensation for their services as directors. Directors of the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the board of directors or committees thereof. No determination has yet been made whether annual fees or board attendance fees, if any, will be paid to future directors who are not also officers, employees, or otherwise an affiliate of the Company.

 Compensation Committee Interlocks and Insider Participation

  John D. O'Brien and James T. Callier, Jr. comprise the compensation committee of the Board of Directors of the Company. Mr. O'Brien is a director and executive officer of Borg-Warner, which received certain benefits from the transactions described in Item 13. Mr. Callier is an indirect general partner of Wingate Partners and a general partner of Wingate Affiliates, L.P. Wingate Partners received certain benefits from the transactions described in Item 13.

 Benefit Plans

  Before the business combination in January 1997, certain key employees of Loomis were compensated under a Management Equity Growth and Appreciation Plan (the "MEGA Plan"), under which Loomis issued participation units representing unfunded, unsecured, potential rights to receive deferred compensation. The units vested over a five-year schedule and required the occurrence of a triggering event (as defined) before they became exercisable.

  Upon the business combination, the MEGA Plan was terminated and all of its units canceled. The Loomis, Fargo & Co. Unitholders Option Plan (the "Unitholders Plan") was established, under which options to purchase shares of the Company's Common Stock were issued to the holders of units under the MEGA Plan that were substantially equivalent to the canceled units. Options under the Unitholders Plan are subject to vesting requirements and other limitations that are substantially similar to those that existed with respect to the units under the MEGA Plan. The Unitholders Plan also requires a triggering event before the options may be exercised. A triggering event is the first to occur of (i) any sale or disposition of more than 1,250,000 shares of Common Stock of the Company by Wingate Partners to a non-affiliate, (ii) any sale or disposition of substantially all of the assets of the Company to a non-affiliate, (iii) a merger of the Company with or into a non-affiliated entity, or (iv) a public offering or series of offerings producing aggregate gross proceeds of at least $100 million. Any shares issued upon exercise of options under the Unitholders Plan will be distributed to the Company by a business trust, the beneficiaries of which are the former stockholders of Loomis (the "Loomis Stockholders Trust").

  As of March 20, 1998, there are 600,201 options outstanding under the Unitholders Plan, 496,434 of which are vested. There are 10,978 additional options outstanding to an employee that are exercisable upon 60 days notice. The exercise price on both the Unitholders Plan and the additional options will be approximately $1.96 per share, adjusted for contributions or distributions to/from the Loomis Stockholders Trust.

  On August 15, 1997, the Board of Directors and stockholders of the Company adopted the Loomis, Fargo & Co. 1997 Stock Option Plan (the "Plan"), pursuant to which the Board of Directors (or authorized committee thereof) is authorized to grant options (the "Options") to purchase up to 1,000,000 shares of the Company's Common Stock, $0.01 par value ("Common Stock"), subject to adjustment upon stock splits, stock dividends, reclassifications and similar changes to the capital structure of the Company. Options granted under the Plan may be subject to vesting requirements and exercisability restrictions as may be determined by the Board of Directors or authorized committee thereof.

  As of March 20, 1998, options had been granted to purchase up to 665,000 shares of Common Stock (the "Initial Stock Options"), of which 635,000 remain outstanding. The Initial Stock Options have an exercise price of $7.50 per share. The Initial Stock Options are exercisable on the tenth anniversary of the grant date, subject to the acceleration provisions described below, and expire on the eleventh anniversary of such grant date. The exercisability of the Initial Stock Options shall accelerate as follows: (i) if, following the date that the Common Stock is first readily tradable on a national securities exchange or other market system, the daily closing price of the Common Stock is equal to or greater than a scale of prices ranging from $10 to $30 for 80 out of 100 trading days, then a percentage of the Initial Stock Options shall become exercisable based on such daily closing prices on a sliding scale from January 24, 1998 to January 24, 2002, (ii) in the event of a Change of Control (as defined in the Plan) prior to there being a public trading market for the Common Stock, a percentage of the Initial Stock Options shall become exercisable based upon a $10 to $30 price range of the weighted average sale price of shares of Common Stock from the date of grant to the date of the Change of Control, with the remainder (if any) to be forfeited upon such Change of Control, and (iii) in the event of a Change of Control, after there is a public trading market for the Common Stock, the Initial Stock Options shall be exercisable for a percentage equal to the greater of (x) the then current exercisable percentage of such Initial Stock Options as set forth in clause (i) above, or (y) the percentage that would become exercisable upon the occurrence of a Change of Control as set forth in clause (ii) above.

 Summary of Compensation

  The following table sets forth the compensation awarded to or earned by the Chief Executive Officer of the Company and the other most highly compensated executive officers (the "Named Executive Officers") of the Company. The compensation was paid to such Named Executive Officers by Loomis Armored in the years ended June 30, 1995 and 1996, the six months ended December 31, 1996 and the first twenty-three days of January 1997. The compensation was paid by the Company for the remainder of 1997.

                          SUMMARY COMPENSATION TABLE

                                                                             LONG TERM
                                 ANNUAL COMPENSATION                        COMPENSATION
   NAME AND PRINCIPAL            ----------------------      ALL OTHER         AWARDS
        POSITION         YEAR    SALARY ($)   BONUS ($) COMPENSATION ($)(6) (SECURITIES)
   ------------------    ----    ----------   --------- ------------------- ------------
James B. Mattly......... 1996(1)  362,500         138             --           49,963(7)
 Director, President and 1996(2)  175,000         200             --           16,950
 Chief Executive Officer 1997(3)  443,974         250             --          167,874
Edward H. Hamlett....... 1996(1)   66,667(4)       --          2,860           16,950
 Executive Vice
  President--            1996(2)   80,000          --          3,432            5,085
 Sales and Marketing     1997(3)  196,987         250          7,462           50,743
Tommy E. Harden......... 1996(1)  100,000       2,938          6,864               --
 Executive Vice
  President--            1996(2)   50,000         200          3,432            5,085
 Fleet Management        1997(3)  146,987         250          7,462           30,924
James K. Jennings, Jr... 1996(1)  150,000       2,938          6,864               --
 Executive Vice
  President, Chief       1996(2)   75,000         200          3,452            5,085
 Financial Officer and
  Secretary              1997(3)  196,987         250          7,462           50,924
Bruce J. Magelky........ 1996(1)  100,000       2,938          6,864               --
 Executive Vice
  President--            1996(2)   50,000         200          3,432            5,085
 Security and Operations 1997(3)  146,987         250          7,462           40,924
Thomas L. Roth.......... 1997(3)  139,850(5)       --         22,190           30,000
 Executive Vice
  President--
 Human Resources
Michael Tawney.......... 1996(1)  100,000       2,938          6,864               --
 Executive Vice
  President--            1996(2)   50,000         200          3,432            5,085
 Risk Management         1997(3)  146,987         250          7,462           30,924

--------
(1) Compensation paid by Loomis Armored for the year ended June 30, 1996.
(2) Compensation paid by Loomis Armored for the six months ended December 31, 1996.
(3) Compensation paid by the Company for the year ended December 31, 1997.
(4) Represents compensation for the period of February 2, 1996, when Mr. Hamlett became employed by the Company, to June 30, 1996.
(5) Represents compensation for the period of January 24, 1997, when Mr. Roth became employed by the Company, to December 31, 1997.
(6) Reflects automobile allowances paid to the executive vice presidents, and a $20,003 moving allowance paid to Mr. Roth in 1997.
(7) Units shown were issuable to Mr. Mattly only upon the occurrence of certain contingencies on or prior to June 30, 1998.

  Mattly Employment Agreement. Mr. Mattly is a party to an employment agreement with the Company pursuant to which he serves as President and Chief Executive Officer. Mr. Mattly's employment agreement is subject to automatic successive one-year renewal terms. Mr. Mattly's current base salary is $450,000, subject to increase from time to time at the sole discretion of the board of directors of the Company. In addition, Mr. Mattly may receive a bonus generally recognizable following the end of the Company's fiscal year in an amount up to

100% of his then current base salary at the sole discretion of the board of directors of the Company. The employment agreement also provides for participation by Mr. Mattly in the Company's general life, health and disability plans generally applicable to senior executives of the Company, as well as reimbursement of reasonable business expenses. Mr. Mattly's employment agreement includes certain noncompetition and confidentiality provisions.

  In May 1996 and January 1997, the provisions of Mr. Mattly's employment agreement were amended to provide for the issuance of 166,543 options under the Unitholders Plan upon the occurrence of certain contingencies on or prior to December 31, 1999.

  The following table sets forth information on option grants to the Chief Executive Officer of the Company and the Named Executive Officers in the fiscal year ended 1997.

                                                                            POTENTIAL VALUE AT
                                                                            ASSUMED ANNUAL RATE
                                                                              OF STOCK PRICE
                                                                             APPRECIATION FOR
                                         INDIVIDUAL GRANTS                    OPTION TERM(3)
                         -------------------------------------------------- ----------------------
                          NUMBER OF     PERCENT OF
                         SECURITIES    TOTAL OPTIONS
                         UNDERLYING     GRANTED TO    EXERCISE
                           OPTIONS     EMPLOYEES IN     PRICE   EXPIRATION
          NAME           GRANTED (#)  FISCAL YEAR (%) ($/SHARE)    DATE      5% ($)       10% ($)
          ----           -----------  --------------- --------- ----------- ---------    ---------
James B. Mattly.........   241,331(1)    38.7%(1)       $1.96       (1)     1,097,823(4) 1,509,188(4)
                           160,000(2)    24.1%(2)        7.50   August 2008        --           --
Edward H. Hamlett.......    22,779(1)     3.7%(1)        1.96       (1)       103,622(4)   142,451(4)
                            50,000(2)     7.5%(2)        7.50   August 2008        --           --
Tommy E. Harden.........    28,317(1)     4.5%(1)        1.96       (1)       128,815(4)   177,083(4)
                            30,000(2)     4.5%(2)        7.50   August 2008        --           --
James K. Jennings, Jr...    28,317(1)     4.5%(1)        1.96       (1)       128,815(4)   177,083(4)
                            50,000(2)     7.5%(2)        7.50   August 2008        --           --
Bruce J. Magelky........    28,317(1)     4.5%(1)        1.96       (1)       128,815(4)   177,083(4)
                            40,000(2)     6.0%(2)        7.50   August 2008        --           --
Thomas L. Roth..........    30,000(2)     4.5%(2)        7.50   August 2008        --           --
Michael Tawney..........    28,317(1)     4.5%(1)        1.96       (1)       128,815(4)   177,083(4)
                            30,000(2)     4.5%(2)        7.50   August 2008        --           --

                       OPTION GRANTS IN LAST FISCAL YEAR

--------
(1) These options were granted under the Unitholders Plan at the time of the business combination. The units of the MEGA Plan were converted pro rata into options to purchase Common Stock under the Unitholders Plan and the MEGA Plan was terminated. Options converted from already-vested MEGA units retained their vested status. Remaining options vest in five equal annual installments commencing on the award date. These options have no established expiration date and are exercisable only upon the occurrence of certain events. See discussion under "Benefit Plans" in this Item.
(2) These options were granted under the 1997 Stock Option Plan. They vest in August 2007.
(3) Because the Company's stock is not publicly traded, these values are based on management's estimate of the fair value of the Company's Common Stock at January 24, 1997.
(4) Values assume that a payment event (as defined in the Unitholders Option
    Plan) occurs five years from January 24, 1997.

  The following table provides information on the value of unexercised options held at December 31, 1997 by the Chief Executive Officer of the Company and the Named Executive Officers.

                    AGGREGATE FISCAL YEAR END OPTION VALUES

                             NUMBER OF SECURITIES
                            UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                          OPTIONS AT FISCAL YEAR END    IN-THE-MONEY OPTIONS AT
                                     (#)                 FISCAL YEAR END ($)(2)
                         ---------------------------- ----------------------------
          NAME           EXERCISABLE/UNEXERCISABLE(1) EXERCISABLE/UNEXERCISABLE(1)
          ----           ---------------------------- ----------------------------
James B. Mattly.........           --/401,331                      --/--
Edward H. Hamlett.......        10,978/72,779                   4,172/--
Tommy E. Harden.........            --/58,317                      --/--
James K. Jennings, Jr...            --/78,317                      --/--
Bruce J. Magelky........            --/68,317                      --/--
Thomas L. Roth..........            --/30,000                      --/--
Michael Tawney..........            --/58,317                      --/--

--------
(1) No options under either the Unitholder Option Plan or the 1997 Stock Option Plan are exercisable at December 31, 1997.
(2) Unexercised options are out-of-the-money at December 31, 1997. Because the Company's stock is not publicly traded, these values are based on management's estimate of the fair value of the Company's Common Stock at December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth the beneficial ownership of Common Stock as of December 31, 1997 by (i) each person known to the Company to beneficially own more than 5% of the Common Stock, (ii) each of the directors of the Company, (iii) each of the Named Executive Officers, and (iv) all directors and Named Executive Officers of the Company as a group.

                                                                COMMON STOCK
                                                             ------------------
                                                             NUMBER OF PERCENT
            NAME AND ADDRESS OF BENEFICIAL OWNER              SHARES   OF CLASS
            ------------------------------------             --------- --------
Loomis Stockholders Trust................................... 5,100,000   51.0%
 c/o Wingate Partners, L.P.
 750 N. St. Paul Street, Suite 1200
 Dallas, Texas 75201
Wingate Partners, L.P.(1)(2)................................ 4,220,566   42.2%
 750 N. St. Paul Street, Suite 1200
 Dallas, Texas 75201
Key Capital Corporation(1)..................................   516,774    5.2%
 127 Public Square, Fourth Floor
 Cleveland, Ohio 44114
Wells Fargo Armored Service Corporation..................... 4,900,000   49.0%
 200 South Michigan Avenue
 Chicago, Illinois 60604
Borg-Warner Security Corporation(3)......................... 4,900,000   49.0%
 200 South Michigan Avenue
 Chicago, Illinois 60604
J. Joe Adorjan(4)...........................................        --      *
James B. Mattly(1)..........................................   101,752    1.0%
James T. Callier, Jr.(5)....................................        --      *
Frederick B. Hegi, Jr.(5)(6)................................        --      *
John D. O'Brien(4)..........................................        --      *
Jay I. Applebaum(1).........................................    12,318      *
Timothy M. Wood(4)..........................................        --      *
Edward H. Hamlett(7)........................................    10,978      *
Tommy E. Harden.............................................        --      *
James K. Jennings, Jr.......................................        --      *
Bruce J. Magelky............................................        --      *
Thomas L. Roth..............................................        --      *
Michael Tawney..............................................        --      *
All directors and executive officers as a group (13
 persons)(8)................................................   124,802    1.2%

--------
 * Represents less than 1%.
(1) Reflects such holder's beneficial ownership of Common Stock in accordance with its percentage interest of trust units in the Loomis Stockholders Trust. All of such shares of Common Stock are held of record by the Loomis Stockholders Trust pursuant to the Loomis Stockholders Trust Agreement and, therefore, the number of shares and percentage of beneficial ownership of the Company attributable to such holder is subject to change upon the acquisition or disposition of shares of Common Stock held of record by the Loomis Stockholders Trust.
(2) Includes the beneficial ownership of 4,141,126 shares by Wingate Partners and 79,440 shares by Wingate Affiliates, L.P.
(3) Borg-Warner is the sole stockholder of Wells Fargo Armored and, therefore, may be deemed to beneficially own all shares of Common Stock owned of record by Wells Fargo Armored.
(4) Does not include 4,900,000 shares of Common Stock held of record by Wells Fargo Armored, a wholly-owned subsidiary of Borg-Warner. Mr. Adorjan is a director and each of Messrs. Adorjan, O'Brien and Wood are executive officers of Borg-Warner and, therefore, may be deemed to be a beneficial owner of some or all of such shares. Each of Messrs. Adorjan, O'Brien and Wood disclaims beneficial ownership of all shares of Common Stock not held of record by him.
(5) Does not include an aggregate of 4,220,566 shares of Common Stock beneficially owned by Wingate Partners and Wingate Affiliates, L.P. Each of Messrs. Callier and Hegi are indirect general partners of Wingate Partners and general partners of Wingate Affiliates, L.P. and, therefore, may be deemed to beneficially own some or all of the shares of Common Stock owned by such entities. Each of Messrs. Callier and Hegi disclaims beneficial ownership of all shares of Common Stock not held of record by him.
(6) Does not include 5,100,000 shares of Common Stock held by the Loomis Stockholders Trust. Mr. Hegi is the manager of the Loomis Stockholders Trust and, therefore, may be deemed to beneficially own the shares of Common Stock held by the Loomis Stockholders Trust. Mr. Hegi disclaims beneficial ownership of all shares of Common Stock not held of record by him.
(7) Includes options exercisable within 60 days to purchase up to 10,978 shares of Common Stock.
(8) Includes (i) 10,978 shares of Common Stock issuable to Mr. Hamlett pursuant to an option exercisable within 60 days and (ii) 101,533 and 12,291 shares of Common Stock beneficially owned by Mr. Mattly and Mr. Applebaum, respectively, through the Loomis Stockholders Trust following the delivery to the Company of 10,978 shares of Common Stock by the Loomis Stockholders Trust pursuant to a stock contribution agreement upon the exercise of Mr. Hamlett's stock option.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE BUSINESS COMBINATION

  On November 28, 1996, Borg-Warner, Wells Fargo Armored, the Company, Loomis, Loomis Armored and the Loomis Stockholders Trust entered into a Contribution Agreement (the "Contribution Agreement"), pursuant to which, on January 24, 1997, the Loomis Stockholders Trust contributed all of the issued and outstanding Common Stock of Loomis and Wells Fargo Armored contributed substantially all of its assets and certain liabilities to the Company in exchange for 51% and 49%, respectively, of the Common Stock of the Company.

STOCKHOLDERS AGREEMENT

  In conjunction with the business combination, the Company, Wells Fargo Armored, the Loomis Stockholders Trust and Wingate Partners entered into a stockholders agreement (the "Stockholders Agreement"). The Stockholders Agreement provides that the Board of Directors initially will consist of seven directors: the Chief Executive Officer of the Company, three directors nominated by the Loomis Stockholders Trust, and three directors nominated by Wells Fargo Armored. The right to designate directors pursuant to the Stockholders Agreement shall be adjusted as to Wells Fargo Armored or the Loomis Stockholders Trust (each a "Designating Party"), as the case may be, as follows: (i) if a Designating Party shall own beneficially less than 35% but at least 15% of the fully diluted Common Stock, such Designating Party shall be entitled to designate only two directors pursuant to the Stockholders Agreement, (ii) if such Designating Party shall own beneficially less than 15% but at least 10% of the fully diluted Common Stock, such Designating Party shall be entitled to designate only one director and (iii) if such Designating Party shall cease to own beneficially at least 10% of the fully diluted Common Stock, the right of such Designating Party to designate directors pursuant to the Stockholders Agreement shall terminate. The Board of Directors shall be empowered to create an Executive Committee to act on behalf of the Board of Directors, subject to any limitations under applicable law. The Executive Committee shall consist of three directors, such committee to be comprised of the Chief Executive Officer of the Company, one director designated by Wells Fargo Armored and one director designated by the Loomis Stockholders Trust. Pursuant to the Stockholders Agreement, the affirmative vote of at least five of the seven directors, or the unanimous consent of the Executive Committee, is required for the Company to engage in certain specified activities.

  The Stockholders Agreement prohibits the sale, transfer or disposition of any shares of Common Stock by Wells Fargo Armored or the Loomis Stockholders Trust for a period of three years following the business combination without the prior written consent of the other. After such three-year period, shares of Common Stock may be sold, transferred or disposed of only in accordance with the provisions of the Stockholders Agreement, which include rights of first refusal and co-sale rights. The issuance by the Company of Common Stock or securities exchangeable or convertible into Common Stock will also be subject to certain preemptive rights of the stockholders.

  Each time the Company proposes to register any Common Stock pursuant to the Securities Act, the stockholders shall be entitled to include their shares of Common Stock in such registered offering; provided, however, that the Company may at any time withdraw or cease proceeding with such registration if it shall at the same time withdraw or cease proceeding with the registration of all other shares of Common Stock originally proposed to be registered; provided, further, that if the managing underwriter in any such proposed offering advises the Company in writing that the number of shares of Common Stock requested to be included in the registration by all persons (including the Company) exceeds the number of shares of Common Stock which can be sold in such offering without having an adverse effect on such offering, including without limitation, the price at which such shares can be sold (the "Maximum Offering Size"), the Company will be obligated to include in such registration only (i) first, any and all shares of Common Stock for sale by the Company,
(ii) second, to the extent the Maximum Offering Size exceeds the number of shares to be offered by the Company, each of the Loomis Stockholders Trust, on the one hand, and Wells Fargo Armored, on the other hand, shall be entitled to include one-half of such available shares in the registration and (iii) third, to the extent any remaining shares which may be sold in such offering, pro rata among any other shares of Common Stock requested to be included pursuant to any other registration rights that may have been, or may hereafter be, granted by the Company (on the basis of the total number of shares of Common Stock that each holder has requested to be registered). Pursuant to the terms of the Stockholders Agreement, the Company has agreed to indemnify participating stockholders against certain liabilities arising from a registration statement filed in connection with such offering.

  The Stockholders Agreement (except for certain limited provisions including the registration rights described above, which survive indefinitely) shall terminate upon the earliest to occur of (i) the consummation of an underwritten public offering or series of offerings pursuant to an effective registration statement under the Securities Act for cash of Common Stock producing aggregate gross proceeds to the Company and any holders selling shares of Common Stock thereunder of at least $100 million, (ii) the sale of all or substantially all of the assets of the Company, or the merger or consolidation of the Company with any person as a result of which the holders hold less than 35% of the Common Stock, (iii) the date one year after the date of a Change of Control (as defined in the Stockholders Agreement) of Borg-Warner, (iv) the foreclosure on or forced sale of at least 50% of the Common Stock held by Wells Fargo Armored as of the business combination by any lender of Borg-Warner or Wells Fargo Armored, and (v) the date any holder and its affiliates become the beneficial owners of all of the outstanding Common Stock.

PAYMENTS TO AFFILIATES

  At the business combination closing, the Company made certain payments to the Loomis Stockholders Trust and related entities and to Wells Fargo Armored and related entities, pursuant to the terms of the Contribution Agreement, and Loomis redeemed $3.5 million aggregate principal amount of Loomis Preferred Stock. All issued and outstanding shares of Loomis Preferred Stock were owned of record and beneficially by Wingate Partners and its affiliates. Additionally, at the closing Loomis Armored repaid all of its outstanding 14% senior subordinated notes due September 30, 1999, of which approximately $7.5 million was paid to Wingate Partners and its affiliates, approximately $2.7 million was paid to Key Capital Corporation and approximately $175,000 was paid to James B. Mattly, President and Chief Executive Officer of the Company.

  In the ordinary course of business, the Company purchases services from various other subsidiaries of Borg-Warner. During 1997, the Company paid approximately $1.7 million for such services, including electronic security installation, maintenance and monitoring, physical security, courier services and certain shared lease expenses.

FINANCIAL ADVISORY AGREEMENT

  Pursuant to a Financial Advisory Agreement (the "Financial Advisory Agreement") dated as of May 6, 1991 among Loomis, Loomis Armored and Wingate Partners, Wingate Partners (i) provided certain financial advisory services to Loomis and Loomis Armored in connection with the merger (the "Merger") of Loomis Acquisition Corporation, a wholly-owned subsidiary of Loomis, with and into Loomis Armored, in exchange for a one-time fee of $750,000 (which was paid in May 1991 upon consummation of the Merger), and (ii) agreed to provide additional financial advisory services to Loomis and Loomis Armored in exchange for a fee of $350,000 per year. Loomis Armored was also obligated to reimburse Wingate Partners for its out-of-pocket expenses and indemnify Wingate Partners and its affiliates from losses incurred in connection with the provision of these services. The Financial Advisory Agreement was scheduled to expire on May 6, 2001 (the "Primary Term"), provided that it would have continued in effect on a year-to-year basis thereafter unless terminated in writing by one of the parties on or before the thirtieth day prior to the expiration of the Primary Term or prior to the expiration of any subsequent annual term. At the closing of the business combination, all accrued management fees and expenses pursuant to the Financial Advisory Agreement totalling $1,598,000 were paid to Wingate Partners for the period up to and including the closing date and the Financial Advisory Agreement was terminated.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as a part of this report:

    (1) Consolidated Financial Statements of Loomis, Fargo & Co.: See Item 8 of this report.

    (2) Financial Statement Schedules: Valuation and Qualifying Accounts-- See Schedule II to this report.

    (3)Exhibits (numbered in accordance with Item 601 of Regulation S-K):

  2.1 --Contribution Agreement, dated as of November 28, 1996, among the
       Company, LFC Holding Corporation (formerly known as Loomis Holding
       Corporation) ("LFC Holding") Loomis Fargo & Co. (Texas) (formerly known as Loomis Armored Inc. ("Loomis, Fargo Texas"), Borg-Warner Security
       Corporation, Wells Fargo Armored Service Corporation, and the Loomis
       Stockholders Trust.*
  2.2 --Business Trust Agreement, dated as of November 27, 1996, among Wingate
       Partners, L.P. and Wingate Affiliates, L.P., as initial grantors,
       Wilmington Trust Company, as trustee, Frederick B. Hegi, Jr., as manager, and the Unitholders parties thereto.*
  2.3 --Trust Unit Exchange Agreement, dated as of January 24, 1997, among the
       Loomis Stockholders Trust and the Exchanging Shareholders parties thereto.*
  3.1 --Certificate of Incorporation of Loomis, Fargo & Co. (Delaware), as amended.*
  3.2 --Bylaws of Loomis, Fargo & Co. (Delaware).*
  3.3 --Certificate of Incorporation of LFC Holding, as amended.*
  3.4 --Bylaws of LFC Holding, as amended.*
  3.5 --Articles of Incorporation of Loomis, Fargo Texas, as amended.*
  3.6 --Restated Bylaws of Loomis, Fargo Texas.*
  3.7 --Articles of Incorporation of LFC Armored of Texas Inc., as amended.*
  3.8 --Bylaws of LFC Armored of Texas, Inc.*
  3.9 --Amended and Restated Articles of Incorporation of Loomis, Fargo & Co.
       of Puerto Rico, as amended.*
 3.10 --Bylaws of Loomis, Fargo & Co. of Puerto Rico.*
  4.1 --Indenture, dated as of January 24, 1997, among the Company, as Issuer,
       LFC Holding, Loomis Fargo Texas, LFC Armored of Texas Inc. (formerly known as Wells Fargo Armored Service Corporation of Texas) ("LFC of
       Texas"), and Loomis, Fargo & Co of Puerto Rico (formerly known as Wells
       Fargo Armored Service Corporation of Puerto Rico) ("LFC of Puerto
       Rico"), as Guarantors, and Marine Midland Bank, as trustee.*
  4.2 --[Intentionally Omitted.]
  4.3 --Form of 10% Senior Subordinated Note (included in Exhibit 4.1, Exhibit
       A-3).*
  4.4 --Registration Rights Agreement, dated as of January 24, 1997, among
       Loomis, the Company, LFC Holding, Loomis, Fargo Texas, LFC of Texas, LFC of Puerto Rico and Lehman Brothers Inc. and NationsBanc Capital Markets,
       Inc.*
  4.5 --Purchase Agreement, dated as of January 17, 1997, among the Company,
       LFC Holding, Loomis, Fargo Texas and Lehman Brothers Inc. and
       NationsBanc Capital Markets, Inc., as initial purchasers.*
 10.1 --Credit Agreement, dated as of January 24, 1997, among the Company, as borrower, the several lenders parties thereto, Lehman Commercial Paper
       Inc. ("LCPI") and NationsBank of Texas, N.A. ("NationsBank"), as arrangers, LCPI and NationsBanc Capital Markets, Inc, as syndication agents, LCPI as documentation agent, and NationsBank as administrative agent.*
 10.2 --Guarantee and Collateral Agreement made by the Company, LFC Holding,
       Loomis, Fargo Texas, LFC of Texas and LFC of Puerto Rico, in favor of
       NationsBank of Texas, N.A.*

  10.3 --Stockholders Agreement dated as of January 24, 1997 among the Company,
        Wells Fargo Armored Service Corporation, the Loomis Stockholders Trust and Wingate Partners, L.P.*
  10.4 --Loomis Indemnity Trust Agreement, dated as of January 24, 1997, among the Company, the Loomis Stockholders Trust, and Frederick B. Hegi, Jr., as trustee.*
  10.5 --Excess Claims Assumption Agreement, dated as of January 24, 1997, among the Company, LFC Holding, Loomis, Fargo Texas, and the Loomis
        Stockholders Trust.*
  10.6 --Unitholders Option Plan and Agreement, dated as of January 24, 1997, among the Company and the Unitholders signatories thereto.*+
  10.7 --Stock Contribution Agreement, dated as of January 24, 1997, between the Company and the Loomis Stockholders Trust.*
  10.8 --NOL Promissory Note, dated as of January 24, 1997, of the Company in the principal amount of $6,000,000, payable to the Loomis Stockholders
        Trust.*
  10.9 --Fleet Lease Agreement, dated as of December 2, 1996, between
        Associates Leasing, Inc. and Wells Fargo Armored Service Corporation.*
 10.10 --Transfer and Assumption Agreement, dated as of January 2, 1997, among
        Wells Fargo Armored Service Corporation, Borg-Warner Security
        Corporation, the Company and Associates Leasing, Inc.*
 10.11 --Transition Services Agreement, dated as of January 24, 1997, between the Company and Pony Express Courier Corp.*
 10.12 --Employment Agreement, dated as of November 11, 1991, as amended, between LFC Holding Corporation (formerly known as Loomis Holding
        Corporation) and James B. Mattly.*+
 10.13 --Loomis, Fargo & Co. 1997 Stock Option Plan.@+
  21.1 --Subsidiaries of the Company.*
  27.1 --Financial Data Schedule for Loomis, Fargo & Co.**

--------
 * Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-24689) of Loomis, Fargo & Co. initially filed with the Securities and Exchange Commission on April 7, 1997, as amended.
@ Incorporated by reference to the Quarterly Report on Form 10-Q of Loomis, Fargo & Co. filed with the Securities and Exchange Commission on November 14, 1997.
** Filed herewith.
+  Management contract or compensatory plan or arrangement.

  (b) Reports on Form 8-K

  No reports on Form 8-K were filed by the Company during the most recent quarter for which this report was filed.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Loomis, Fargo & Co., a Delaware
                                           corporation

                                               /s/ James K. Jennings, Jr.
                                          By: _________________________________
                                             James K. Jennings, Jr.
                                             Executive Vice President and
                                              Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

              SIGNATURE                      TITLE                   DATE

    /s/   J. Joe Adorjan             Chairman of the           March 30, 1998
-----------------------------------   Board, and Director
          J. Joe Adorjan              of the Registrant
                                      listed above

    /s/   James B. Mattly            President, Chief          March 30, 1998
-----------------------------------   Executive Officer
          James B. Mattly             and Director of the
                                      Registrant listed
                                      above (Principal
                                      Executive Officer)

    /s/ James K. Jennings, Jr.       Executive Vice            March 30, 1998
-----------------------------------   President, Chief
      James K. Jennings, Jr.          Financial Officer of
                                      the Registrant listed
                                      above (Principal
                                      Financial and
                                      Accounting Officer)

    /s/ Frederick B. Hegi, Jr.       Director of the           March 30, 1998
-----------------------------------   Registrant listed
      Frederick B. Hegi, Jr.          above

    /s/   Timothy M. Wood            Director of the           March 30, 1998
-----------------------------------   Registrant listed
          Timothy M. Wood             above

    /s/  Jay I. Applebaum            Director of the           March 30, 1998
-----------------------------------   Registrant listed
         Jay I. Applebaum             above

    /s/   John D. O'Brien            Director of the           March 30, 1998
-----------------------------------   Registrant listed
          John D. O'Brien             above

    /s/James T. Callier, Jr.         Director of the           March 30, 1998
-----------------------------------   Registrant listed
       James T. Callier, Jr.          above

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LFC Holding Corporation

                                               /s/ James K. Jennings, Jr.
                                          By: _________________________________
                                             James K. Jennings, Jr.
                                             Executive Vice President and
                                              Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

              SIGNATURE                      TITLE                   DATE

    /s/   J. Joe Adorjan             Chairman of the           March 30, 1998
-----------------------------------   Board, and Director
          J. Joe Adorjan              of the Registrant
                                      listed above

    /s/   James B. Mattly            President, Chief          March 30, 1998
-----------------------------------   Executive Officer
          James B. Mattly             and Director of the
                                      Registrant listed
                                      above (Principal
                                      Executive Officer)

    /s/ James K. Jennings, Jr.       Executive Vice            March 30, 1998
-----------------------------------   President and Chief
      James K. Jennings, Jr.          Financial Officer of
                                      the Registrant listed
                                      above (Principal
                                      Financial and
                                      Accounting Officer)


    /s/ Frederick B. Hegi, Jr.       Director of the           March 30, 1998
-----------------------------------   Registrant listed
      Frederick B. Hegi, Jr.          above

    /s/   Timothy M. Wood            Director of the           March 30, 1998
-----------------------------------   Registrant listed
          Timothy M. Wood             above

    /s/  Jay I. Applebaum            Director of the           March 30, 1998
-----------------------------------   Registrant listed
         Jay I. Applebaum             above

    /s/   John D. O'Brien            Director of the           March 30, 1998
-----------------------------------   Registrant listed
          John D. O'Brien             above

    /s/ James T. Callier, Jr.        Director of the           March 30, 1998
-----------------------------------   Registrant listed
       James T. Callier, Jr.          above

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Loomis, Fargo & Co., a Texas
                                           corporation

                                               /s/ James K. Jennings, Jr.
                                          By: _________________________________
                                             James K. Jennings, Jr.
                                             Executive Vice President and
                                              Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

              SIGNATURE                      TITLE                   DATE

    /s/   J. Joe Adorjan             Chairman of the           March 30, 1998
-----------------------------------   Board, and Director
          J. Joe Adorjan              of the Registrant
                                      listed above

    /s/   James B. Mattly            President, Chief          March 30, 1998
-----------------------------------   Executive Officer
          James B. Mattly             and Director of the
                                      Registrant listed
                                      above (Principal
                                      Executive Officer)

    /s/ James K. Jennings, Jr.       Executive Vice            March 30, 1998
-----------------------------------   President and Chief
      James K. Jennings, Jr.          Financial Officer of
                                      the Registrant listed
                                      above (Principal
                                      Financial and
                                      Accounting Officer)

    /s/ Frederick B. Hegi, Jr.       Director of the           March 30, 1998
-----------------------------------   Registrant listed
      Frederick B. Hegi, Jr.          above

    /s/   Timothy M. Wood            Director of the           March 30, 1998
-----------------------------------   Registrant listed
          Timothy M. Wood             above

    /s/  Jay I. Applebaum            Director of the           March 30, 1998
-----------------------------------   Registrant listed
         Jay I. Applebaum             above

    /s/   John D. O'Brien            Director of the           March 30, 1998
-----------------------------------   Registrant listed
          John D. O'Brien             above

    /s/ James T. Callier, Jr.        Director of the           March 30, 1998
-----------------------------------   Registrant listed
       James T. Callier, Jr.          above

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LFC Armored of Texas Inc.

                                               /s/ James K. Jennings, Jr.
                                          By: _________________________________
                                             James K. Jennings, Jr.
                                             Executive Vice President and
                                              Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

              SIGNATURE                      TITLE                   DATE

    /s/   J. Joe Adorjan             Chairman of the           March 30, 1998
-----------------------------------   Board, and Director
          J. Joe Adorjan              of the Registrant
                                      listed above

    /s/   James B. Mattly            President, Chief          March 30, 1998
-----------------------------------   Executive Officer
          James B. Mattly             and Director of the
                                      Registrant listed
                                      above (Principal
                                      Executive Officer)

    /s/ James K. Jennings, Jr.       Executive Vice            March 30, 1998
-----------------------------------   President and Chief
      James K. Jennings, Jr.          Financial Officer of
                                      the Registrant listed
                                      above (Principal
                                      Financial and
                                      Accounting Officer)

    /s/ Frederick B. Hegi, Jr.       Director of the           March 30, 1998
-----------------------------------   Registrant listed
      Frederick B. Hegi, Jr.          above

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Loomis, Fargo & Co. of Puerto Rico

                                               /s/ James K. Jennings, Jr.
                                          By: _________________________________
                                             James K. Jennings, Jr.
                                             Executive Vice President and
                                              Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

              SIGNATURE                      TITLE                   DATE

    /s/   J. Joe Adorjan             Chairman of the           March 30, 1998
-----------------------------------   Board, and Director
          J. Joe Adorjan              of the Registrant
                                      listed above

    /s/   James B. Mattly            President, Chief          March 30, 1998
-----------------------------------   Executive Officer
          James B. Mattly             and Director of the
                                      Registrant listed
                                      above (Principal
                                      Executive Officer)

    /s/ James K. Jennings, Jr.       Executive Vice            March 30, 1998
-----------------------------------   President and Chief
      James K. Jennings, Jr.          Financial Officer of
                                      the Registrant listed
                                      above (Principal
                                      Financial and
                                      Accounting Officer)

    /s/ Frederick B. Hegi, Jr.       Director of the           March 30, 1998
-----------------------------------   Registrant listed
      Frederick B. Hegi, Jr.          above

  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE SECURITIES ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE SECURITIES ACT.

  No annual report or proxy material has been or will be sent to security holders of the registrants.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                           ADDITIONS
                                    -----------------------
                           BALANCE  CHARGED                            BALANCE
                             AT     TO COSTS                           AT END
                          BEGINNING   AND      CHARGED TO   DEDUCTIONS   OF
                          OF PERIOD EXPENSES OTHER ACCOUNTS    (1)     PERIOD
                          --------- -------- -------------- ---------- -------
Deducted from asset
 account--allowance for
 doubtful accounts:
  Year ended June 30,
   1995..................   $233     $  117                    $129    $  221
  Year ended June 30,
   1996..................   $221     $   13                    $(12)   $  247
  Six months ended
   December 31, 1996.....   $247     $   68                    $  7    $  308
  Year ended December 31,
   1997..................   $308     $5,369                    $516    $5,161

--------
(1) Uncollectible accounts written off, net of recoveries