Form 10-K405/A
period 1997-12-31
LOOMIS FARGO & CO; LFC HOLDING CORP /NEW; LOOMIS FARGO & CO /TX/; LOOMIS FARGO & CO OF PUERTO RICO; LFC ARMORED OF TEXAS INC
filed 1998-04-13
CIK 1037120, 1039721, 1039727, 1039728, 1040333

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                               FORM 10-K/A

                             AMENDMENT NO. 1

[XANNUAL]REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
  OF 1934
                  For the fiscal year ended December 31, 1997

                                      OR

[_TRANSITION]REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

          For the transition period from                           to


                         Commission File No. 333-24689

                              LOOMIS, FARGO & CO.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 76-0521092
      (STATE OF INCORPORATION)              (IRS EMPLOYER IDENTIFICATION NO.)

FILE NO. 333-24689-01         FILE NO. 333-24689-02          FILE NO. 333-24689-03       FILE NO. 333-24689-04
  LFC HOLDING                                                     LFC ARMORED
  CORPORATION                  LOOMIS, FARGO & CO.                OF TEXAS INC.          LOOMIS, FARGO & CO. OF
 (EXACT NAME OF                 (EXACT NAME OF                   (EXACT NAME OF               PUERTO RICO
 REGISTRANT AS                   REGISTRANT AS                    REGISTRANT AS             (EXACT NAME OF
  SPECIFIED IN                   SPECIFIED IN                     SPECIFIED IN               REGISTRANT AS
  ITS CHARTER)                   ITS CHARTER)                     ITS CHARTER)               SPECIFIED IN
    DELAWARE                         TEXAS                           TEXAS                   ITS CHARTER)
(STATE OR OTHER                 (STATE OR OTHER                 (STATE OR OTHER               TENNESSEE
JURISDICTION OF                 JURISDICTION OF                 JURISDICTION OF           (STATE OR OTHER
 INCORPORATION                   INCORPORATION                   INCORPORATION             JURISDICTION OF
       OR                              OR                             OR                   INCORPORATION OR
 ORGANIZATION)                    ORGANIZATION)                  ORGANIZATION)             ORGANIZATION)
   75-2371825                      75-0117200                     58-1884701                66-0215016
 (IRS EMPLOYER                   (IRS EMPLOYER                  (IRS EMPLOYER            (IRS EMPLOYER
 IDENTIFICATION No.)          IDENTIFICATION NO.)            DENTIFICATION NO.)          DENTIFICATION NO.)


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

  As of March 31, 1998, 10,000,000 shares of the Common Stock, $0.01 par value, of Loomis, Fargo & Co., 2,652,705 shares of the Class A Common Stock, $0.01 par value, of LFC Holding Corporation, 1,000 shares of the Common Stock, $10.00 par value, of Loomis, Fargo & Co. (a Texas Corporation), 100 shares of Common Stock, $1.00 par value, of LFC Armored of Texas Inc., and 250 shares of Common Stock, no par value, of Loomis, Fargo & Co. of Puerto Rico, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              LOOMIS, FARGO & CO.
                            LFC HOLDING CORPORATION
                          LOOMIS, FARGO & CO. (TEXAS)
                           LFC ARMORED OF TEXAS INC.
                       LOOMIS, FARGO & CO. OF PUERTO RICO

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                     INDEX

 PART I
 Item 1.  Business........................................................     1
 Item 2.  Properties......................................................     8
 Item 3.  Legal Proceedings...............................................     8
 Item 4.  Submission of Matters to a Vote of Security Holders.............     8
 PART II
 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.........................................................     9
 Item 6.  Selected Financial Data.........................................     9
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................    10
 Item 8.  Financial Statements and Supplementary Data.....................    17
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosures...........................................    35
 PART III
 Item 10. Directors and Executive Officers of the Registrant..............    35
 Item 11. Executive Compensation..........................................    36
 Item 12. Security Ownership of Certain Beneficial Owners and Management..    41
 Item 13. Certain Relationships and Related Transactions..................    42
 PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.    44
          Signatures......................................................    46

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

  This Amendment No. 1 to Form 10-K amends and restates in its entirety the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 of Loomis, Fargo & Co., LFC Holding Corporation, Loomis, Fargo & Co. (Texas), LFC Armored of Texas Inc., and Loomis, Fargo & Co. of Puerto Rico, initially filed with the Securities and Exchange Commission on March 31, 1998.

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

RISK MANAGEMENT

  Management views the Company as a risk management partner rather than a transportation company. Cost of risk, in the form of armed robberies, other cargo losses, vehicular accidents or worker's compensation claims, represents a key component of the Company's overall cost structure. The Company attempts to control its cost of risk by integrating risk management into all phases of its operations: corporate culture; hiring and training; customer and revenue management; operating procedures; and insurance, administration and claims management. This risk management program is an extension of the program utilized by Loomis Armored over the five years prior to the business combination with Wells Fargo Armored. As a result, Loomis Armored's cost of risk decreased from 10.9% of revenues for the year ended June 30, 1992 to 7.4% of revenues for the twelve months ended December 31, 1996. The Company has continued to control cost of risk subsequent to the business combination with cost of risk at 9.4% of revenues for the year ended December 31, 1997.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Common Stock of the Company is not publicly traded, and therefore has no established market price. On March 31, 1998, there were two shareholders of record of the Company's Common Stock. No cash dividends have been declared on the Common Stock, and no retained earnings are available for the payment of dividends as of December 31, 1997.

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

                                                                 SIX MONTHS
                                 YEARS ENDED JUNE 30               ENDED      YEAR ENDED
                         -------------------------------------- DECEMBER 31, DECEMBER 31,
                           1993      1994      1995      1996       1996       1997(4)
                         --------  --------  --------  -------- ------------ ------------
                                                (IN THOUSANDS)
Revenues................ $107,249  $106,447  $115,136  $119,455   $65,765      $370,791
Income (loss) before
 extraordinary item.....   (4,172)   (1,486)      (34)    1,127     2,196        (7,762)
Total assets............   46,244    39,935    38,879    39,755    43,046       219,435
Long-term
 obligations(1).........   28,429    26,985    26,791    27,392    27,767       155,976
Other data:
  EBITDA(2).............    5,389     7,423     8,344     8,118     5,752        24,214
  Cost of Risk(3).......   12,232    10,578    10,134    10,210     3,974        34,710

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
                                     =====  =====  =====  =====  =====  =====

 Year ended December 31, 1996 compared with year ended December 31, 1997

  Revenues. Revenues increased from $127.4 million for the year ended December 31, 1996 to $370.8 million for the year ended December 31, 1997, an increase of $243.4 million or 191.0%. The increase is primarily due to the acquisition of Wells Fargo Armored, which had revenue of $246.0 million in 1996, although approximately 8.5% of the Wells Fargo Armored customer base was lost early in 1997 as a result of pre-merger service issues. Management has taken action to address the cause of these issues and does not anticipate recurrence. The success of the Company's quality-of-revenue improvement initiative, described below, as well as other growth in the customer base, have offset these early losses. The following table analyzes revenues by type of service.

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

                                                     SIX MONTHS
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

                                                   YEAR ENDED
                                                     JUNE 30
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

                                                  SIX MONTHS ENDED  YEAR ENDED
                                                    DECEMBER 31,   DECEMBER 31,
                                                        1996           1997
                                                  ---------------- ------------
                                                          (IN MILLIONS)
      Net cash provided by operating activities..      $ 1.1          $ 11.1
      Net cash used in investing activities......       (2.1)         (112.5)
      Net cash provided by financing activities..        0.1           104.1
                                                       -----          ------
      Net increase (decrease) in cash and cash
       equivalents...............................      $(0.9)         $  2.7
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

Independent Auditors Report...............................................  18
Consolidated Balance Sheets as of December 31, 1996 and 1997..............  19
Consolidated Statements of Operations for the years ended June 30, 1995 and 1996, the six months ended December 31, 1996 and the year ended
 December 31, 1997........................................................  20
Consolidated Statements of Cash Flows for the years ended June 30, 1995 and 1996, the six months ended December 31, 1996 and the year ended
 December 31, 1997........................................................  21
Consolidated Statement of Stockholders' Deficit for the years ended June
 30, 1995 and 1996, the six months ended December 31, 1996 and the year ended December 31, 1997..................................................  22
Notes to Consolidated Financial Statements................................  23

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

                                          /s/ Ernst & Young LLP

Houston, Texas
March 20, 1998

                              LOOMIS, FARGO & CO.
                          CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31
                                                             -----------------
                                                              1996      1997
                                                             -------  --------
ASSETS                                                        (IN THOUSANDS)
Current assets:
  Cash and cash equivalents, including restricted cash and
   cash equivalents of $1,536 at December 31, 1996 (Note 2). $ 2,469  $  3,659
  Trade accounts receivable, net (Note 3)...................  10,235    44,339
  Other receivables (Note 9)................................     704     7,846
  Parts and supplies........................................     267     1,350
  Prepaid expenses..........................................   1,986     3,334
                                                             -------  --------
    Total current assets....................................  15,661    60,528
Property and equipment:
  Land......................................................   1,865     5,486
  Buildings.................................................   4,216    11,061
  Armored trucks and other vehicles.........................  24,506    35,226
  Other equipment...........................................   7,626    20,230
  Leasehold improvements....................................   2,655     6,853
                                                             -------  --------
                                                              40,868    78,856
  Less accumulated depreciation and amortization............  24,052    37,199
                                                             -------  --------
    Property and equipment, net.............................  16,816    41,657
Intangible assets, net (Note 3).............................   7,851   112,421
Other assets, net (Note 3)..................................   2,718     4,829
                                                             -------  --------
Total assets................................................ $43,046  $219,435
                                                             =======  ========
LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable.......................................... $ 5,439  $ 20,499
  Accrued expenses and other current liabilities (Note 3)...  11,759    44,754
  Short-term debt...........................................   1,022        --
  Current portion, long-term debt (Note 5)..................   1,500        --
  Current portion, capital lease obligations (Note 6).......     496       669
                                                             -------  --------
    Total current liabilities...............................  20,216    65,922
Long-term liabilities:
  Long-term debt--affiliates (Note 5).......................   7,569     5,796
  Long-term debt--other (Note 5)............................  13,381   149,000
  Capital lease obligations (Note 6)........................     966       511
  Accrued management fees (Note 9)..........................   1,575        --
  Other long-term liabilities...............................   3,838     5,474
                                                             -------  --------
    Total long-term liabilities.............................  27,329   160,781
Redeemable preferred stock (Note 11)........................   3,500        --
Redeemable common stock warrants (Note 11)..................     355        --
Common stockholders' deficit:
  Class A common stock (Note 11)............................      15        --
  Class B common stock (Note 11)............................      --        --
  Common stock, par value $.01 per share: Authorized
   shares--20,000,000; issued and outstanding shares--
   10,000,000 (Note 11).....................................      --       100
  Common stock warrants (Note 11)...........................     304        --
  Additional paid-in capital................................   1,485    24,755
  Accumulated deficit....................................... (10,158)  (32,123)
                                                             -------  --------
    Total common stockholders' deficit......................  (8,354)   (7,268)
                                                             -------  --------
Total liabilities and common stockholders' deficit.......... $43,046  $219,435
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

  In the ordinary course of business, the Company purchases services from various other subsidiaries of Borg-Warner. During 1997, the Company paid approximately $1,700,000 for such services, including electronic security installation, maintenance and monitoring, physical security, courier services, and certain shared lease expenses.

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

            NAME             AGE                     POSITION
            ----             ---                     --------
J. Joe Adorjan..............  59 Chairman of the Board of Directors
James B. Mattly.............  56 Director, President and Chief Executive Officer
James T. Callier, Jr........  63 Director
Frederick B. Hegi, Jr.......  54 Director
John D. O'Brien.............  55 Director
Jay I. Applebaum............  35 Director
Timothy M. Wood.............  50 Director
Edward H. Hamlett...........  47 Executive Vice President--Sales and Marketing
Tommy E. Harden.............  53 Executive Vice President--Fleet Management
James K. Jennings, Jr.......  56 Executive Vice President, Chief Financial
                                  Officer and Secretary
Bruce J. Magelky............  49 Executive Vice President--Security and
                                  Operations
Thomas L. Roth..............  58 Executive Vice President--Human Resources
Michael Tawney..............  47 Executive Vice President--Risk Management

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

  Tommy E. Harden served as Vice President of Fleet Maintenance of Loomis Armored from May 1992 to January 1997, and was elected to the office of Executive Vice President--Fleet Management of the Company in January 1997. From January 1990 to May 1992, Mr. Harden served as Vice President and Director of the Truck Division of Loomis Armored.

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

  Bruce J. Magelky served as Vice President of Security and Operations of Loomis Armored from December 1992 to January 1997, and was elected to the office of Executive Vice President--Security and Operations of the Company in January 1997. From July 1991 to December 1992, Mr. Magelky served as Director of Security of Loomis Armored.

  Thomas L. Roth served as Vice President of Human Resources of Wells Fargo Armored from April 1996 to January 1997, and was elected to the office of Executive Vice President--Human Resources of the Company in January 1997. From July 1983 to April 1996, Mr. Roth served as Vice President of Human Resources of Pony Express Courier Corp.

  Michael Tawney served as Vice President of Risk Management and Loss Control of Loomis Armored from March 1992 to January 1997, and was elected to the office of Executive Vice President--Risk Management of the Company in January 1997. From September 1990 to March 1992, Mr. Tawney served as Vice President of BFI Mexico.

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

  (a) The following documents are filed as a part of this report:

    (1) Consolidated Financial Statements of Loomis, Fargo & Co.: See Item 8 of this report.

    (2) Financial Statement Schedules: Valuation and Qualifying Accounts-- See Schedule II to this report.

    (3)Exhibits (numbered in accordance with Item 601 of Regulation S-K):

  2.1 --Contribution Agreement, dated as of November 28, 1996, among the
       Company, LFC Holding Corporation (formerly known as Loomis Holding
       Corporation) ("LFC Holding") Loomis Fargo & Co. (Texas) (formerly known as Loomis Armored Inc. ("Loomis, Fargo Texas"), Borg-Warner Security
       Corporation, Wells Fargo Armored Service Corporation, and the Loomis
       Stockholders Trust.*
  2.2 --Business Trust Agreement, dated as of November 27, 1996, among Wingate
       Partners, L.P. and Wingate Affiliates, L.P., as initial grantors,
       Wilmington Trust Company, as trustee, Frederick B. Hegi, Jr., as manager, and the Unitholders parties thereto.*
  2.3 --Trust Unit Exchange Agreement, dated as of January 24, 1997, among the
       Loomis Stockholders Trust and the Exchanging Shareholders parties thereto.*
  3.1 --Certificate of Incorporation of Loomis, Fargo & Co. (Delaware), as amended.*
  3.2 --Bylaws of Loomis, Fargo & Co. (Delaware).*
  3.3 --Certificate of Incorporation of LFC Holding, as amended.*
  3.4 --Bylaws of LFC Holding, as amended.*
  3.5 --Articles of Incorporation of Loomis, Fargo Texas, as amended.*
  3.6 --Restated Bylaws of Loomis, Fargo Texas.*
  3.7 --Articles of Incorporation of LFC Armored of Texas Inc., as amended.*
  3.8 --Bylaws of LFC Armored of Texas, Inc.*
  3.9 --Amended and Restated Articles of Incorporation of Loomis, Fargo & Co.
       of Puerto Rico, as amended.*
 3.10 --Bylaws of Loomis, Fargo & Co. of Puerto Rico.*
  4.1 --Indenture, dated as of January 24, 1997, among the Company, as Issuer,
       LFC Holding, Loomis Fargo Texas, LFC Armored of Texas Inc. (formerly known as Wells Fargo Armored Service Corporation of Texas) ("LFC of
       Texas"), and Loomis, Fargo & Co of Puerto Rico (formerly known as Wells
       Fargo Armored Service Corporation of Puerto Rico) ("LFC of Puerto
       Rico"), as Guarantors, and Marine Midland Bank, as trustee.*
  4.2 --[Intentionally Omitted.]
  4.3 --Form of 10% Senior Subordinated Note (included in Exhibit 4.1, Exhibit
       A-3).*
  4.4 --Registration Rights Agreement, dated as of January 24, 1997, among
       Loomis, the Company, LFC Holding, Loomis, Fargo Texas, LFC of Texas, LFC of Puerto Rico and Lehman Brothers Inc. and NationsBanc Capital Markets,
       Inc.*
  4.5 --Purchase Agreement, dated as of January 17, 1997, among the Company,
       LFC Holding, Loomis, Fargo Texas and Lehman Brothers Inc. and
       NationsBanc Capital Markets, Inc., as initial purchasers.*
 10.1 --Credit Agreement, dated as of January 24, 1997, among the Company, as borrower, the several lenders parties thereto, Lehman Commercial Paper
       Inc. ("LCPI") and NationsBank of Texas, N.A. ("NationsBank"), as arrangers, LCPI and NationsBanc Capital Markets, Inc, as syndication agents, LCPI as documentation agent, and NationsBank as administrative agent.*

 10.1-A --First Amendment and Waiver, dated as of March 16, 1998, to the Credit
         Agreement dated as of January 24, 1997, among the Company as borrower, the several lenders parties thereto, LCPI and NationsBank as arrangers, LCPI and NationsBank Capital Markets, Inc., as syndication agents, LCPI as documentation agent, and NationsBank as administrative agent.***
   10.2 --Guarantee and Collateral Agreement made by the Company, LFC Holding,
         Loomis, Fargo Texas, LFC of Texas and LFC of Puerto Rico, in favor of
         NationsBank of Texas, N.A.*
   10.3 --Stockholders Agreement dated as of January 24, 1997 among the
         Company, Wells Fargo Armored Service Corporation, the Loomis
         Stockholders Trust and Wingate Partners, L.P.*
   10.4 --Loomis Indemnity Trust Agreement, dated as of January 24, 1997, among the Company, the Loomis Stockholders Trust, and Frederick B. Hegi,
         Jr., as trustee.*
   10.5 --Excess Claims Assumption Agreement, dated as of January 24, 1997, among the Company, LFC Holding, Loomis, Fargo Texas, and the Loomis
         Stockholders Trust.*
   10.6 --Unitholders Option Plan and Agreement, dated as of January 24, 1997, among the Company and the Unitholders signatories thereto.*+
   10.7 --Stock Contribution Agreement, dated as of January 24, 1997, between the Company and the Loomis Stockholders Trust.*
   10.8 --NOL Promissory Note, dated as of January 24, 1997, of the Company in the principal amount of $6,000,000, payable to the Loomis Stockholders
         Trust.*
   10.9 --Fleet Lease Agreement, dated as of December 2, 1996, between
         Associates Leasing, Inc. and Wells Fargo Armored Service Corporation.*
  10.10 --Transfer and Assumption Agreement, dated as of January 2, 1997, among
         Wells Fargo Armored Service Corporation, Borg-Warner Security
         Corporation, the Company and Associates Leasing, Inc.*
  10.11 --Transition Services Agreement, dated as of January 24, 1997, between the Company and Pony Express Courier Corp.*
  10.12 --Employment Agreement, dated as of November 11, 1991, as amended, between LFC Holding Corporation (formerly known as Loomis Holding
         Corporation) and James B. Mattly.*+
  10.13 --Loomis, Fargo & Co. 1997 Stock Option Plan.@+
   21.1 --Subsidiaries of the Company.*
   27.1 --Financial Data Schedule for Loomis, Fargo & Co.**

--------
 * Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-24689) of Loomis, Fargo & Co. initially filed with the Securities and Exchange Commission on April 7, 1997, as amended.
@ Incorporated by reference to the Quarterly Report on Form 10-Q of Loomis, Fargo & Co. filed with the Securities and Exchange Commission on November 14, 1997.
** Previously filed with the Annual Report on Form 10-K of Loomis, Fargo & Co.
   filed with the Securities and Exchange Commission on March 31, 1998.
*** Filed herewith.
+  Management contract or compensatory plan or arrangement.

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

              SIGNATURE                      TITLE                   DATE

    /s/   J. Joe Adorjan             Chairman of the
-----------------------------------   Board, and Director      April 10, 1998
          J. Joe Adorjan              of the Registrant
                                      listed above

    /s/   James B. Mattly            President, Chief
-----------------------------------   Executive Officer        April 10, 1998
          James B. Mattly             and Director of the
                                      Registrant listed
                                      above (Principal
                                      Executive Officer)


    /s/ James K. Jennings, Jr.       Executive Vice
-----------------------------------   President, Chief         April 10, 1998
      James K. Jennings, Jr.          Financial Officer of
                                      the Registrant listed
                                      above (Principal
                                      Financial and
                                      Accounting Officer)


    /s/ Frederick B. Hegi, Jr.       Director of the
-----------------------------------   Registrant listed        April 10, 1998
      Frederick B. Hegi, Jr.          above

    /s/   Timothy M. Wood            Director of the
-----------------------------------   Registrant listed        April 10, 1998
          Timothy M. Wood             above

    /s/  Jay I. Applebaum            Director of the
-----------------------------------   Registrant listed        April 10, 1998
         Jay I. Applebaum             above

    /s/   John D. O'Brien            Director of the
-----------------------------------   Registrant listed        April 10, 1998
          John D. O'Brien             above

    /s/James T. Callier, Jr.         Director of the
-----------------------------------   Registrant listed        April 10, 1998
       James T. Callier, Jr.          above

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

              SIGNATURE                      TITLE                   DATE

    /s/   J. Joe Adorjan             Chairman of the
-----------------------------------   Board, and Director      April 10, 1998
          J. Joe Adorjan              of the Registrant
                                      listed above

    /s/   James B. Mattly            President, Chief
-----------------------------------   Executive Officer        April 10, 1998
          James B. Mattly             and Director of the
                                      Registrant listed
                                      above (Principal
                                      Executive Officer)


    /s/ James K. Jennings, Jr.       Executive Vice
-----------------------------------   President and Chief      April 10, 1998
      James K. Jennings, Jr.          Financial Officer of
                                      the Registrant listed
                                      above (Principal
                                      Financial and
                                      Accounting Officer)


    /s/ Frederick B. Hegi, Jr.       Director of the
-----------------------------------   Registrant listed        April 10, 1998
      Frederick B. Hegi, Jr.          above

    /s/   Timothy M. Wood            Director of the
-----------------------------------   Registrant listed        April 10, 1998
          Timothy M. Wood             above

    /s/  Jay I. Applebaum            Director of the
-----------------------------------   Registrant listed        April 10, 1998
         Jay I. Applebaum             above

    /s/   John D. O'Brien            Director of the
-----------------------------------   Registrant listed        April 10, 1998
          John D. O'Brien             above

    /s/James T. Callier, Jr.         Director of the
-----------------------------------   Registrant listed        April 10, 1998
       James T. Callier, Jr.          above

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

              SIGNATURE                      TITLE                   DATE

    /s/   J. Joe Adorjan             Chairman of the
-----------------------------------   Board, and Director      April 10, 1998
          J. Joe Adorjan              of the Registrant
                                      listed above

    /s/   James B. Mattly            President, Chief
-----------------------------------   Executive Officer        April 10, 1998
          James B. Mattly             and Director of the
                                      Registrant listed
                                      above (Principal
                                      Executive Officer)


    /s/ James K. Jennings, Jr.       Executive Vice
-----------------------------------   President and Chief      April 10, 1998
      James K. Jennings, Jr.          Financial Officer of
                                      the Registrant listed
                                      above (Principal
                                      Financial and
                                      Accounting Officer)


    /s/ Frederick B. Hegi, Jr.       Director of the
-----------------------------------   Registrant listed        April 10, 1998
      Frederick B. Hegi, Jr.          above

    /s/   Timothy M. Wood            Director of the
-----------------------------------   Registrant listed        April 10, 1998
          Timothy M. Wood             above

    /s/  Jay I. Applebaum            Director of the
-----------------------------------   Registrant listed        April 10, 1998
         Jay I. Applebaum             above

    /s/   John D. O'Brien            Director of the
-----------------------------------   Registrant listed        April 10, 1998
          John D. O'Brien             above

    /s/James T. Callier, Jr.         Director of the
-----------------------------------   Registrant listed        April 10, 1998
       James T. Callier, Jr.          above

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

              SIGNATURE                      TITLE                   DATE

    /s/   J. Joe Adorjan             Chairman of the
-----------------------------------   Board, and Director      April 10, 1998
          J. Joe Adorjan              of the Registrant
                                      listed above

    /s/   James B. Mattly            President, Chief
-----------------------------------   Executive Officer        April 10, 1998
          James B. Mattly             and Director of the
                                      Registrant listed
                                      above (Principal
                                      Executive Officer)


    /s/ James K. Jennings, Jr.       Executive Vice
-----------------------------------   President and Chief      April 10, 1998
      James K. Jennings, Jr.          Financial Officer of
                                      the Registrant listed
                                      above (Principal
                                      Financial and
                                      Accounting Officer)


    /s/ Frederick B. Hegi, Jr.       Director of the
-----------------------------------   Registrant listed        April 10, 1998
      Frederick B. Hegi, Jr.          above

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

              SIGNATURE                      TITLE                   DATE

    /s/   J. Joe Adorjan             Chairman of the
-----------------------------------   Board, and Director      April 10, 1998
          J. Joe Adorjan              of the Registrant
                                      listed above

    /s/   James B. Mattly            President, Chief
-----------------------------------   Executive Officer        April 10, 1998
          James B. Mattly             and Director of the
                                      Registrant listed
                                      above (Principal
                                      Executive Officer)


    /s/ James K. Jennings, Jr.       Executive Vice
-----------------------------------   President and Chief      April 10, 1998
      James K. Jennings, Jr.          Financial Officer of
                                      the Registrant listed
                                      above (Principal
                                      Financial and
                                      Accounting Officer)


    /s/ Frederick B. Hegi, Jr.       Director of the
-----------------------------------   Registrant listed        April 10, 1998
      Frederick B. Hegi, Jr.          above

  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE SECURITIES ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE EXCHANGE ACT.

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