Form 10-Q
period 1998-03-31
LOOMIS FARGO & CO; LFC HOLDING CORP /NEW; LOOMIS FARGO & CO /TX/; LOOMIS FARGO & CO OF PUERTO RICO; LFC ARMORED OF TEXAS INC
filed 1998-05-14
CIK 1037120, 1039721, 1039727, 1039728, 1040333

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ----------------
                                   FORM 10-Q
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                              LOOMIS, FARGO & CO.
            (Exact name of registrant as specified in its charter)

                       Delaware                             333-24689                        76-0521092
              (State or other jurisdiction)         (Commission File Number)        (IRS Employer Identification No.)

      File No. 333-24689-01           File No. 333-24689-02          File No. 333-24689-03           File No. 333-24689-04
     LFC Holding Corporation           Loomis, Fargo & Co.          LFC Armored of Texas Inc.     Loomis, Fargo & Co. of Puerto Rico
    (Exact Name of Registrant       (Exact Name of Registrant      (Exact Name of Registrant       (Exact Name of Registrant
   as Specified in its Charter)    as Specified in its Charter)   as Specified in its Charter)     as Specified in its Charter)

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
        (I.R.S. Employer                (I.R.S. Employer                (I.R.S Employer                     (I.R.S. Employer
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

  Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No. [_]

  As of May 13, 1998, 10,000,000 shares of the Common Stock, $0.01 par value, of Loomis, Fargo & Co., 2,652,705 shares of the Class A Common Stock, $0.01 par value, of LFC Holding Corporation, 1,000 shares of the Common Stock, $10.00 par value, of Loomis, Fargo & Co. (a Texas corporation), 100 shares of Common Stock, $1.00 par value, of LFC Armored of Texas Inc., and 250 shares of Common Stock, no par value, of Loomis, Fargo & Co. of Puerto Rico, were outstanding.

                        PART I - FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                              Loomis, Fargo & Co.
                          Consolidated Balance Sheets
                                  (unaudited)

                                                   December 31,  March 31,
                                                       1997         1998
                                                   ------------  ---------
                                                         (in thousands)
Assets
Current assets:
  Cash and cash equivalents                           $  3,659     $  5,483
  Accounts receivable, net                              52,185       37,609
  Prepaid expenses and other current assets              4,684        4,745
                                                      --------     --------
         Total current assets                           60,528       47,837

Property and equipment, net                             41,657       40,835
Intangible assets, net                                 112,421      111,693
Other assets, net                                        4,829        4,697
                                                      --------     --------
Total assets                                          $219,435     $205,062
                                                      ========     ========
Liabilities and common stockholders' deficit
Current liabilities:
  Accounts payable                                    $ 20,499     $ 14,247
  Accrued expenses and other current liabilities        44,754       32,424
  Current portion, capital lease obligations               669          605
                                                      --------     --------
         Total current liabilities                      65,922       47,276

Long-term liabilities:
  Long-term debt                                       154,796      158,844
  Capital lease obligations                                511          598
  Other long-term liabilities                            5,474        7,025
                                                      --------     --------
         Total long-term liabilities                   160,781      166,467

Common stockholders' deficit:
  Common stock                                             100          100
  Additional paid-in capital                            24,755       24,755
  Accumulated deficit                                  (32,123)     (33,536)
                                                      --------     --------
         Total common stockholders' deficit             (7,268)      (8,681)
                                                      --------     --------

Total liabilities and common stockholders' deficit    $219,435     $205,062
                                                      ========     ========

                            See accompanying notes.

                              Loomis, Fargo & Co.
                     Consolidated Statements of Operations
                                  (unaudited)

                                                      Three Months         Three Months
                                                          Ended                Ended
                                                     March 31, 1997       March 31, 1998
                                                     ---------------      --------------
                                                              (in thousands)
Revenues                                                $79,892               $94,418

Cost of operations:
  Payroll and related expense                            48,312                58,673
  Vehicle expense                                        11,103                12,237
  Facilities expense                                      3,247                 3,969
  Other operating expenses                               16,228                16,808
  Expenses relating to the business combination           1,139                     -
                                                        -------               -------
                                                         80,029                91,687
                                                        -------               -------
Operating income (loss)                                    (137)                2,731
Interest expense                                          3,078                 4,039
                                                        -------               -------
Loss before income taxes and extraordinary item          (3,215)               (1,308)
Income taxes                                                  -                   105
                                                        -------               -------
Loss before extraordinary item                           (3,215)               (1,413)
Extraordinary item                                         (124)                    -
                                                        -------               -------
Net loss                                                $(3,339)              $(1,413)
                                                        =======               =======

                            See accompanying notes.

                              Loomis, Fargo & Co.
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                        Three Months        Three Months
                                                                           Ended               Ended
                                                                       March 31, 1997      March 31, 1998
                                                                       --------------      --------------
                                                                                 (in thousands)
Operating activities
Net loss                                                                 $  (3,339)           $ (1,413)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization expense                                   3,377               3,680
     Amortization of financing costs                                           192                 236
     Accretion of discount on NOL note                                          91                  48
     Gain on disposal of property and equipment                                  -                  (2)
     Change in restricted cash                                               1,536                   -
     Provision for allowance for doubtful accounts                             444                 372
     Accrued management fees                                                    23                   -
     Changes in current assets and liabilities (net of effect
       of the acquisition):
         Accounts receivable                                                (2,522)             14,204
         Prepaid expenses and other current assets                             (80)                 10
         Accounts payable                                                   (2,175)             (6,252)
         Accrued expenses and other liabilities                                (55)            (10,779)
                                                                         ---------           ---------
Net cash provided by (used in) operating activities                         (2,508)                104

Investing activities
Purchase of Wells Fargo Armored                                           (104,389)                  -
Acquisition of property and equipment                                         (424)             (2,052)
Proceeds from sale of property and equipment                                     -                  28
                                                                         ---------           ---------
Net cash used in investing activities                                     (104,813)             (2,024)

Financing activities
Issuance of senior subordinated notes                                       85,000                   -
Net borrowings of debt                                                      48,978               4,000
Repayments of capital lease obligations                                       (214)               (152)
Payment of accrued management fees                                          (1,598)                  -
Financing costs related to debt                                             (5,040)               (104)
Redemption of preferred stock                                               (3,500)                  -
Exercise of common stock warrants                                               96                   -
Distributions to stockholders                                               (8,743)                  -
                                                                         ---------           ---------
Net cash provided by financing activities                                  114,979               3,744
                                                                         ---------           ---------
Net increase in cash and cash equivalents                                    7,658               1,824
Cash and cash equivalents at beginning of period  *                            933               3,659
                                                                         ---------           ---------
Cash and cash equivalents at end of period                               $   8,591           $   5,483
                                                                         =========           =========

*  Excludes restricted cash and cash equivalents of $1,536 at December 31, 1996


                            See accompanying notes.

                              LOOMIS, FARGO & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998


Note 1   Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements of Loomis, Fargo & Co. as of December 31, 1997 included in Amendment No. 1 to the Form 10-K filed with the Securities and Exchange Commission on April 13, 1998. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year.

Certain prior period amounts have been reclassified to conform with the 1998 presentation.


NOTE 2   COMPREHENSIVE INCOME
-----------------------------

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (Statement 130) requires the reporting of total comprehensive income in all financial statement periods beginning after December 15, 1997. The Company has adopted Statement 130 and has no items of other comprehensive income. Therefore, comprehensive loss is the same as the Company's net loss for the three months ended March 31, 1997 and 1998.

                                    ITEM 2
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Loomis, Fargo & Co. (the "Company") provides armored car transport services to a variety of financial, commercial, industrial and retail establishments within the United States and Puerto Rico. It offers secure, expedited transportation and protection for valuable commodities, provides extensive automatic teller machine ("ATM") services, including cash replenishment, deposit pick-up and maintenance, and provides ancillary services such as secured storage of valuables, deposit processing and consolidation, change order preparation, coin wrapping and food stamp processing. The Company also provides contract security officers to patrol and control access to customer facilities in Puerto Rico.

The Company acquired certain assets and liabilities of Wells Fargo Armored Service Corporation ("Wells Fargo Armored") on January 24, 1997. When comparing the Company's results of operations and related cash flows for the three months ended March 31, 1997 with those of the three months ended March 31, 1998, one should consider that the first quarter of 1997 included 23 days of Loomis Holding Corporation ("Loomis", the predecessor to the Company) alone before the business combination and 67 days of the combined operations of the Company. The first quarter of 1998 included the combined operations for the entire 90 days. This is significant with respect to certain comparisons because Wells Fargo Armored's annual revenue base and property and equipment were almost twice as large as that of Loomis, and net assets were three times larger.

Certain of the matters discussed in this discussion and analysis may constitute forward-looking statements for purposes of the Securities Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to leverage and debt service, risks inherent in the armored transport industry, general marketplace conditions, restrictions imposed by the bank credit facility, issues concerning continued integration of the operations of Wells Fargo Armored, the ability to attract and retain qualified employees, timely identification and resolution of all Year 2000 issues, environmental and other regulatory matters and future legal proceedings.

RESULTS OF OPERATIONS
---------------------
The following table sets forth the Company's consolidated results of operations expressed as a percentage of revenue.

                                                   THREE MONTHS ENDED
                                                        MARCH 31
                                                   ------------------
                                                   1997          1998
                                                   ----          ----
INCOME STATEMENT DATA:
Revenues                                           100.0 %       100.0 %
Cost of operations:
  Payroll and related expense                       60.5          62.1
  Vehicle expense                                   13.9          13.0
  Facilities expense                                 4.1           4.2
  Other operating expenses                          20.3          17.8
  Expenses relating to the business combination      1.4            --
                                                   -----         -----
Operating income (loss)                             (0.2)          2.9
Interest expense                                     3.8           4.3
                                                   -----         -----
Loss before income taxes and extraordinary item     (4.0)         (1.4)
Income taxes                                          --           0.1
                                                   -----         -----
Loss before extraordinary item                      (4.0)         (1.5)
Extraordinary item                                  (0.2)           --
                                                   -----         -----
Net loss                                            (4.2)%        (1.5)%
                                                   =====         =====

Three months ended March 31, 1997 compared with three months ended March 31,
1998

Revenues. Revenues increased from $79.9 million for the three months ended March 31, 1997 to $94.4 million for the three months ended March 31, 1998, an increase of $14.5 million or 18.1%. The increase is partially due to the acquisition of Wells Fargo Armored on January 24, 1997. If the business combination had occurred on January 1, 1997, total 1997 first quarter revenue would have been approximately $95.2 million. Therefore, revenues decreased by approximately $0.8 million over a comparable period. This decrease was the result of the loss of approximately 8.5% of the Wells Fargo Armored customer base early in 1997 as a result of pre-merger service related issues. Management took action to address the cause of these losses and does not anticipate recurrence. During the second and third quarters of 1997, the Company undertook an initiative to improve the quality of revenue of the acquired Wells Fargo Armored contracts, concurrent with upgrades in service, crew complements and employee compensation rates. A majority of the acquired contracts were renegotiated by the end of 1997. The success of this revenue improvement initiative, as well as other growth in the customer base, have offset the early losses.

The following table analyzes revenues by type of service.

                                 THREE MONTHS ENDED
                                      MARCH 31
                                 ------------------
                                  1997        1998     CHANGE     PERCENT
                                 ------      ------    ------     -------
                                         (in millions)
Traditional armored transport
 services                        $47.8       $56.7     $ 8.9       18.6%
ATM services                      23.3        28.0       4.7       20.2%
Cash vault and related services    8.8         9.7       0.9       10.2%
                                 -----       -----     -----
                                 $79.9       $94.4     $14.5       18.1%
                                 =====       =====     =====

Payroll and related expense. Payroll and related expense increased from $48.3 million for the three months ended March 31, 1997 to $58.7 million for the three months ended March 31, 1998, an increase of $10.4 million or 21.4%. Payroll and related expense as a percent of revenue increased from 60.5% for the three months ended March 31, 1997 to 62.1% for the three months ended March 31, 1998.

If the business combination had occurred on January 1, 1997, total first quarter 1997 payroll and related expense would have been approximately $57.7 million. The $58.7 million payroll and related expense for the three months ended March 31, 1998 would have represented an increase of $1.0 million or 1.7%. Payroll and related expense as a percent of revenue would have increased from 60.6% for the three months ended March 31, 1997 to 62.1% for the three months ended March 31, 1998. The increase in payroll and related expense was principally related to increases in former Wells Fargo Armored employee wages. Consistent with its business strategy, the Company has improved the wages and fringe benefits throughout the acquired operations and invested in larger crew complements to enhance security. During 1996, payroll and related expense at Wells Fargo Armored was approximately 55.0% of revenue. During 1997, the Company's payroll and related expense was approximately 61.1% of revenue. The first three months of 1998 continued this gradual increase to 62.1%. Continued emphasis on improving employee compensation and benefits and increasing crew complements on certain routes may continue to increase payroll and related expense as a percent of revenue in 1998. Management believes that the Company's investments in wage, fringe and security improvements since the business combination have contributed to the Company's reduced casualty costs.

Vehicle expense. Vehicle expense increased from $11.1 million for the three months ended March 31, 1997 to $12.2 million for the three months ended March 31, 1998, an increase of $1.1 million, or 10.2%. Vehicle expense as a percent of revenue decreased from 13.9% for the three months ended March 31, 1997 to 13.0% for the three months ended March 31, 1998.

If the business combination had occurred on January 1, 1997, total first quarter 1997 vehicle expense would have been approximately $12.7 million. Vehicle expense was $12.2 million in the first quarter of 1998, a decrease of approximately $0.5 million, or 4.0%. Vehicle expense as a percent of revenue would have decreased from approximately 13.4% for the three months ended March 31, 1997 to 13.0% for the three months ended March 31, 1998. The following discussion relates to these comparisons. The decrease is a result of three items: (i) an increase in vehicle communication costs of approximately $0.3 million due to the migration from radio systems using analog technology to digital communication systems; (ii) the loss of Wells Fargo Armored customers in early 1997, as discussed above, resulting in a reduction in the number of truck hours required to service the remaining higher quality of revenue customers, and
(iii) a decrease in fuel costs of approximately $0.8 million. Not only was the cost of fuel per gallon approximately 20% lower in 1998, but route efficiencies were achieved from the consolidation of branches and the restructuring of routes to achieve operational efficiencies.

Facilities expense. Facilities expense increased from $3.2 million for the three months ended March 31, 1997 to $3.9 million for the three months ended March 31, 1998, an increase of $0.7 million, or 22.2%. Facilities expense as a percent of revenue increased slightly from 4.1% for the three months ended March 31, 1997 to 4.2% for the three months ended March 31, 1998.

If the business combination had occurred on January 1, 1997, total first quarter 1997 facilities expense would have been approximately $3.8 million. Facilities expense was $3.9 million in the first quarter of 1998, an increase of approximately $0.1 million, or 3.2%. Facilities expense as a percent of revenue would have increased from approximately 4.0% for the three months ended March 31, 1997 to 4.2% for the three months ended March 31, 1998.

Other operating expenses. Other operating expenses increased from $16.2 million for the three months ended March 31, 1997 to $16.8 million for the three months ended March 31, 1998, an increase of $0.6 million, or 3.6%. Other operating expenses as a percent of revenue decreased from 20.3% for the three months ended March 31, 1997 to 17.8% for the three months ended March 31, 1998. Other operating expenses include such expenses as cargo insurance premiums and losses, costs of a centralized dispatch center, and the testing, recruiting and training of employees.

If the business combination had occurred on January 1, 1997, total first quarter 1997 other expenses would have been approximately $19.1 million. Other expenses were $16.8 million in the first quarter of 1998, a decrease of $2.3 million, or 12.2%. Other expenses as a percent of revenue would have decreased from approximately 20.1% for the three months ended March 31, 1997 to 17.8% for the three months ended March 31, 1998. The following discussion relates to these comparisons.

Combined cash-in-transit insurance premiums and cargo losses totaled approximately $5.5 million and $2.6 million for the three months ended March 31, 1997 and 1998, respectively. This substantial decrease was primarily due to a material cargo loss in March 1997. Partially offsetting this $2.9 million decrease was an approximate $0.7 million increase in subcontracting costs related to a shift from coin operation work previously performed in-house to subcontractors. The Company began shifting this work to subcontractors in 1996 and has continued to do so with some of the acquired Wells Fargo Armored branches. Some of the coin operations employees were retrained to traditional crew positions as part of the enhanced crew complement security, as discussed above. Testing and recruitment costs increased approximately $0.4 million, related to the more stringent hiring and testing policies of the Company and to the increased crew complements discussed above.

Expenses relating to the business combination. Expenses of $1.1 million were recorded in the three months ended March 31, 1997 for items relating to the purchase of Wells Fargo Armored. Included were the costs of maintaining the former Wells Fargo Armored corporate headquarters in Atlanta, temporary personnel and consultants required to convert the former Wells Fargo Armored systems and branches to the Company's policies and costs of state registrations and surveys required by the new business entity. The Company does not anticipate material additional costs related to the business combination.

Operating income. Operating results improved from a $0.1 million operating loss for the three months ended March 31, 1997 to operating income of $2.7 million for the three months ended March 31, 1998, an improvement of $2.8 million for the reasons stated above. If the business combination had occurred on January 1, 1997 as discussed above, the three months ended March 31, 1997 would have had operating income of approximately $0.7 million, giving the three months ended March 31, 1998 an increase of approximately $2.0 million, or 307.6%.

Interest expense. Interest expense increased from $3.1 million in the three months ended March 31, 1997 to $4.0 million in the three months ended March 31, 1998, an increase of $0.9 million, or 31.2%. Interest expense as a percent of revenue increased from 3.8% for the three months ended

March 31, 1997 to 4.3% for the three months ended March 31, 1998. This increase relates directly to the Company's new bank credit facility and the issuance of the senior subordinated notes in connection with the business combination.

Extraordinary item. An extraordinary item of $0.1 million was recorded in the three months ended March 31, 1997, resulting from the write-off of deferred financing costs associated with the debt retired in January 1997.

Net loss. The Company's net loss declined from $3.3 million in the three months ended March 31, 1997 to $1.4 million in the three months ended March 31, 1998, an improvement of $1.9 million or 57.7%, for the reasons stated above.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's liquidity and capital resources changed significantly as a result of the business combination in January 1997. Total cash and cash equivalents at March 31, 1997 and 1998 were $8.6 million and $5.5 million, respectively. Changes in cash and cash equivalents are described in the statements of cash flows, which are summarized below.

                                                     THREE MONTHS ENDED
                                                          MARCH 31
                                                     -------------------
                                                       1997       1998
                                                     -------    --------
                                                        (in millions)

Net cash provided by (used in) operating activities  $  (2.5)     $ 0.1
Net cash used in investing activities                 (104.8)      (2.0)
Net cash provided by financing activities              115.0        3.7
                                                     -------      -----
                                                     $   7.7      $ 1.8
                                                     =======      =====

Operating Activities

Net cash was provided by operating activities in the three months ended March 31, 1998 despite the net loss, primarily because the loss included $3.9 million of noncash depreciation and amortization expense. Accounts receivable decreased by approximately $14.2 million in the three months ended March 31, 1998, largely due to improved collection efforts and improvements to the Company's billing system. Offsetting this improvement was a decrease in accounts payable of $6.3 million, due to timing of payments to vendors and employees. Also, accrued expenses and other current liabilities decreased $10.8 million, due to an $11.7 million payment to the Company's insurance carrier in January 1998, related to the recovery of a material cargo loss in December 1997.

Approximately $0.3 million of charges were paid against purchase accounting accruals in the three months ended March 31, 1998. The Company anticipates charges of $0.7 million against purchase accounting accruals in the next twelve months, all of which represent cash outflows.

Investing Activities

In the three months ended March 31, 1998, cash of $2.1 million was used for acquisitions of property and equipment.

Planned capital expenditures for the next twelve months are $12.0 million, which will depend largely on the growth rate experienced. These expenditures will be financed primarily through operating cash flows.

Financing Activities

In the three months ended March 31, 1998, net borrowings of $4.0 million were drawn against the Company's bank credit facility. Included in the net borrowings were the $11.7 million payment to the Company's insurance carrier in January 1998 and reductions in accounts receivable as described above.

The Company's balance sheet reflected working capital of $0.6 million at March 31, 1998, an improvement from the December 31, 1997 working capital deficit of $5.4 million. The Company is highly leveraged, with long-term liabilities comprising 81% of total liabilities and common stockholders' deficit at March 31, 1998.

The Company's revolving bank credit facility provided initial aggregate commitments of $115 million through December 1997. The credit facility agreement includes a step-down of commitments over the final four years of the facility. The commitment is reduced by $2.5 million during each quarter of 1998. Therefore, total commitments of $112.5 million remain at March 31, 1998. The facility includes guarantees of letters of credit, of which approximately $14.9 million were outstanding at March 31, 1998. Remaining commitments available under the facility at March 31, 1998 were $29.6 million. Under the facility, funds can be borrowed either for unspecified periods of time at a base rate tied to the bank's prime rate, or for set periods of time under variable rates tied to LIBOR.

By December 1998, total commitments under the bank credit facility will decrease to $105 million. It is anticipated that letters of credit requirements, principally for casualty liabilities, should not exceed $18 million by December 31, 1998, leaving $87 million in available borrowing capacity. Management believes that the operating cash flow and this remaining financing commitment will be more than adequate to fund future operating needs, capital expenditures, and any required repayments of debt.

IMPACT OF YEAR 2000
-------------------
Based on a recent assessment, the Company determined that its accounting software is Year 2000 compliant. However, the Company will be required to modify portions of its Puerto Rican operations and billing software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company has decided to purchase the upgrade to this software which is Year 2000 compliant. The cost is expected to be immaterial.

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

                          PART II   OTHER INFORMATION

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

     3.6  Bylaws of Loomis, Fargo Texas, as amended (1)

     3.7  Articles of Incorporation of LFC Armored of Texas Inc., as amended (1)

     3.8  Bylaws of LFC Armored of Texas Inc. (1)

     3.9 Amended and Restated Articles of Incorporation of Loomis, Fargo & Co. of Puerto Rico, as amended (1)

     3.10 Bylaws of Loomis, Fargo & Co. of Puerto Rico (1)

     4.1 Indenture, dated as of January 24, 1997, among Loomis, Fargo & Co. (Delaware), as Issuer, LFC Holding Corporation, Loomis, Fargo & Co. (Texas), LFC Armored of Texas Inc. (formerly known as Wells Fargo Armored Service Corporation of Texas), and Loomis, Fargo & Co. of Puerto Rico (formerly known as Wells Fargo Armored Service Corporation of Puerto Rico), as Guarantors, and Marine Midland Bank, as trustee
          (1)

     4.2  Form of New Note (included in Exhibit 4.1, Exhibit A-3) (1)

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

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the co-registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.



                                          LOOMIS, FARGO & CO. (DELAWARE)
                                          LFC HOLDING CORPORATION
                                          LOOMIS, FARGO & CO. (TEXAS)
                                          LFC ARMORED OF TEXAS INC.
                                          LOOMIS, FARGO & CO. OF PUERTO RICO



Date:   5/14/98                           By: /s/ James K. Jennings, Jr.
     ------------------                      --------------------------------
                                             James K. Jennings, Jr.
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer of the
                                             Co-registrants)