Form 10-Q
period 1998-06-30
LOOMIS FARGO & CO; LFC HOLDING CORP /NEW; LOOMIS FARGO & CO /TX/; LOOMIS FARGO & CO OF PUERTO RICO; LFC ARMORED OF TEXAS INC
filed 1998-08-14
CIK 1037120, 1039721, 1039727, 1039728, 1040333

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ----------------
                                   FORM 10-Q
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

  Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No. [_]

  As of August 13, 1998, 10,000,000 shares of the Common Stock, $0.01 par value, of Loomis, Fargo & Co., 2,652,705 shares of the Class A Common Stock, $0.01 par value, of LFC Holding Corporation, 1,000 shares of the Common Stock, $10.00 par value, of Loomis, Fargo & Co. (a Texas corporation), 100 shares of Common Stock, $1.00 par value, of LFC Armored of Texas Inc., and 250 shares of Common Stock, no par value, of Loomis, Fargo & Co. of Puerto Rico, were outstanding.

                        PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS


                              LOOMIS, FARGO & CO.
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)


                                                       December 31,    June 30,
                                                           1997          1998
                                                       ------------   ---------
                                                            (in thousands)
ASSETS
Current assets:
   Cash and cash equivalents                            $   3,659     $   5,091
   Accounts receivable, net                                52,185        35,173
   Prepaid expenses and other current assets                4,684         5,627
                                                        ---------     ---------
      Total current assets                                 60,528        45,891

Property and equipment, net                                41,657        40,947
Intangible assets, net                                    112,421       110,965
Other assets, net                                           4,829         4,456
                                                        ---------     ---------
Total assets                                            $ 219,435     $ 202,259
                                                        =========     =========
LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                     $  20,499     $  15,364
   Accrued expenses and other current liabilities          44,754        37,345
   Current portion, capital lease obligations                 669           499
                                                        ---------     ---------
      Total current liabilities                            65,922        53,208

Long-term liabilities:
   Long-term debt                                         154,796       149,892
   Capital lease obligations                                  511           480
   Other long-term liabilities                              5,474         7,617
                                                        ---------     ---------
      Total long-term liabilities                         160,781       157,989

Common stockholders' deficit:
   Common stock                                               100           100
   Additional paid-in capital                              24,755        24,755
   Accumulated deficit                                    (32,123)      (33,793)
                                                        ---------     ---------
      Total common stockholders' deficit                   (7,268)       (8,938)
                                                        ---------     ---------
Total liabilities and common stockholders' deficit      $ 219,435     $ 202,259
                                                        =========     =========

                            See accompanying notes.

                              LOOMIS, FARGO & CO.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                    Six Months      Six Months
                                                       Ended           Ended
                                                   June 30, 1997   June 30, 1998
                                                   -------------   -------------
                                                            (in thousands)
Revenues                                              $ 173,014       $ 193,358

Cost of operations:
   Payroll and related expense                          106,002         117,306
   Vehicle expense                                       23,580          24,752
   Facilities expense                                     7,238           8,140
   Other operating expenses                              29,473          36,759
   Expenses relating to the business combination          2,372               -
                                                      ---------       ---------
                                                        168,665         186,957
                                                      ---------       ---------
Operating Income                                          4,349           6,401

Interest Expense                                          7,287           7,861
                                                      ---------       ---------

Loss before income taxes and extraordinary item          (2,938)         (1,460)

Income taxes                                                  -             210
                                                      ---------       ---------

Loss before extraordinary item                           (2,938)         (1,670)

Extraordinary item                                         (124)              -
                                                      ---------       ---------
Net loss                                              $  (3,062)      $  (1,670)
                                                      =========       =========


                            See accompanying notes.

                              LOOMIS, FARGO & CO.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 Three Months    Three Months
                                                    Ended           Ended
                                                 June 30, 1997   June 30, 1998
                                                 -------------   -------------
                                                        (in thousands)

Revenues                                           $93,763         $96,854

Cost of operations:
  Payroll and related expense                       57,690          58,633
  Vehicle expense                                   12,477          12,515
  Facilities expense                                 3,991           4,171
  Other operating expenses                          13,886          17,865
  Expenses relating to the business combination      1,233               -
                                                   -------         -------
                                                    89,277          93,184
                                                   -------         -------
Operating income                                     4,486           3,670

Interest expense                                     4,209           3,822
                                                   -------         -------
Income (loss) before income taxes                      277            (152)

Income taxes                                             -             105
                                                   -------         -------
Net income (loss)                                  $   277         $  (257)
                                                   =======         =======



                            See accompanying notes.

                              LOOMIS, FARGO & CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                Six Months     Six Months
                                                   Ended          Ended
                                              June 30, 1997   June 30, 1998
                                              -------------   -------------
                                                     (in thousands)
Operating activities
Net loss                                        $  (3,062)      $ (1,670)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating
 activities:
  Depreciation and amortization expense             8,149          7,155
  Amortization of financing costs                     447            477
  Accretion of discount on NOL note                   228             96
  Gain on disposal of property and equipment            -            (28)
  Change in restricted cash                         1,536              -
  Provision for doubtful accounts                     108            339
  Accrued management fees                              23              -
  Changes in current assets and liabilities
   (net of effect of the acquisition):
    Accounts receivable                            (9,317)        16,673
    Prepaid expenses and other current assets        (701)          (943)
    Accounts payable                               (1,998)        (5,135)
    Accrued expenses and other liabilities            978         (5,266)
                                                ---------       --------
Net cash provided by (used in) operating
 activities                                        (3,609)        11,698

Investing activities
Purchase of Wells Fargo Armored                  (104,925)             -
Acquisition of property and equipment              (3,627)        (4,992)
Proceeds from sale of property and equipment            -            124
                                                ---------       --------
Net cash used in investing activities            (108,552)        (4,868)

Financing activities
Issuance of senior subordinated notes              85,000              -
Net borrowings (repayments) of debt                50,278         (5,000)
Repayments of capital lease obligations              (489)          (294)
Payment of accrued management fees                 (1,598)             -
Financing costs related to debt                    (5,292)          (104)
Redemption of preferred stock                      (3,500)             -
Exercise of common stock warrants                      96              -
Distributions to stockholders                      (8,737)             -
                                                ---------       --------
Net cash provided by (used in) financing
 activities                                       115,758         (5,398)
                                                ---------       --------
Net increase in cash and cash equivalents           3,597          1,432
Cash and cash equivalents at beginning of
 period*                                              933          3,659
                                                ---------       --------
Cash and cash equivalent at end of period       $   4,530       $  5,091
                                                =========       ========

* Excludes restricted cash and cash equivalents of $1,536 at December 31, 1996

                            See accompanying notes.

                              LOOMIS, FARGO & CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998


NOTE 1   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements of Loomis, Fargo & Co. (the "Company") as of December 31, 1997 included in Amendment No. 1 to the Form 10-K filed with the Securities and Exchange Commission on April 13, 1998. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month and three-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

Certain prior period amounts have been reclassified to conform with the 1998 presentation.

NOTE 2   RECENT PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (SFAS 130) requires the reporting of total comprehensive income in all financial statement periods beginning after December 15, 1997. The Company has adopted SFAS 130 and has no items of other comprehensive income. Therefore, comprehensive income or loss is the same as the Company's net income or loss for the six months and three months ended June 30, 1997 and 1998.

In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) was issued. SFAS 133 establishes a new model for accounting for derivatives and hedging activities and is effective for fiscal years beginning after June 15, 1999. Management believes the adoption will not have a material impact on the Company's financial statements.

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

The Company acquired certain assets and liabilities of Wells Fargo Armored Service Corporation ("Wells Fargo Armored") on January 24, 1997. When comparing the Company's results of operations and related cash flows for the six months ended June 30, 1997 with those of the six months ended June 30, 1998, one should consider that the first six months of 1997 included 23 days of Loomis Holding Corporation ("Loomis", the predecessor to the Company) alone before the business combination and 158 days of the combined operations of the Company. The first six months of 1998 included the combined operations for the entire period. This is significant with respect to certain comparisons because Wells Fargo Armored's annual revenue base and property and equipment were almost twice as large as those of Loomis, and net assets were three times larger. The discussion below includes unaudited pro forma results that have been prepared for comparative purposes only. These pro forma amounts include certain adjustments to reflect additional revenue and operating expenses for the 23 days prior to the combination. They do not purport to be indicative of the results that actually would have been achieved if this acquisition had been effected on January 1, 1997 or of those results that may be obtained in the future.

Certain of the matters discussed in this discussion and analysis may constitute forward-looking statements for purposes of the Securities Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to leverage and debt service, risks inherent in the armored transport industry, general marketplace conditions, restrictions imposed by the bank credit facility, the ability to attract and retain qualified employees, timely identification and resolution of all year 2000 issues, environmental and other regulatory matters and future legal proceedings.

RESULTS OF OPERATIONS

The following table sets forth the Company's consolidated results of operations expressed as a percentage of revenue.

                                        Six Months Ended    Three Months Ended
                                             June 30             June 30
                                        ----------------    ------------------
                                         1997      1998      1997        1998
                                        ------    ------    ------      ------
INCOME STATEMENT DATA:
Revenues                                100.0%    100.0%    100.0%      100.0%

Cost of operations:
  Payroll and related expense            61.3      60.7      61.5        60.6
  Vehicle expense                        13.6      12.8      13.3        12.9
  Facilities expense                      4.2       4.2       4.3         4.3
  Other operating expenses               17.0      19.0      14.8        18.5
  Expenses relating to the business
   combination                            1.4         -       1.3           -
                                        -----     -----     -----       -----
Operating income                          2.5       3.3       4.8         3.7
Interest expense                          4.2       4.1       4.5         3.9
                                        -----     -----     -----       -----
Income (loss) before income taxes and
 extraordinary item                      (1.7)     (0.8)      0.3        (0.2)
                                        -----     -----     -----       -----
Income taxes                                -       0.1         -         0.1
                                        -----     -----     -----       -----
Income (loss) before extraordinary
 item                                    (1.7)     (0.9)      0.3        (0.3)

Extraordinary item                       (0.1)        -         -           -
                                        -----     -----     -----       -----
Net income (loss)                        (1.8)%    (0.9)%     0.3%       (0.3)%
                                        =====     =====     =====       =====

Six months ended June 30, 1997 compared with six months ended June 30, 1998

Revenues. Revenues increased from $173.0 million for the six months ended June 30, 1997 to $193.4 million for the six months ended June 30, 1998, an increase of $20.4 million or 11.8%. The increase is partially due to the acquisition of Wells Fargo Armored on January 24, 1997.

If the business combination had occurred on January 1, 1997, revenue for the first six months of 1997 would have been approximately $188.3 million. Therefore, revenues increased by approximately $5.1 million over a comparable period. These results were impacted by the loss of approximately 8.5% of the Wells Fargo Armored customer base early in 1997 as a result of pre-merger service related issues. Management took action to address the cause of these losses and does not anticipate a recurrence. During the second and third quarters of 1997, the Company undertook an initiative to improve the quality of revenue of the acquired Wells Fargo Armored contracts, concurrent with upgrades in service, crew complements and employee compensation rates. A majority of the acquired contracts were renegotiated by the end of 1997. The success of this revenue improvement initiative, as well as other growth in the customer base, has offset the early losses and resulted in an increase in revenues of 2.7% for the first six months of 1998 over pro forma revenues for the comparable period in 1997.

The following table analyzes revenues by type of service. The increases reflected in the table are primarily a result of the 1998 amounts including the combined operations of the Company for the entire period while the 1997 amounts include 23 days of Loomis alone and 158 days of the combined operations. The 1998 amounts also reflect the revenue improvement initiative previously discussed and an overall increase in the ATM market.

                                          Six Months Ended
                                              June 30
                                          ----------------
                                           1997      1998    Change   Percent
                                          ------    ------   ------   -------
                                                ($ in millions)

Traditional armored transport services    $102.3    $114.9    $12.6    12.3%
ATM services                                50.5      58.3      7.8    15.4%
Cash vault and related services             20.2      20.2        -       -%
                                          ------    ------    -----
  Total Revenues                          $173.0    $193.4    $20.4    11.8%
                                          ======    ======    =====

Payroll and related expense. Payroll and related expense increased from $106.0 million for the six months ended June 30, 1997 to $117.3 million for the six months ended June 30, 1998, an increase of $11.3 million or 10.7%. Payroll and related expense as a percent of revenue decreased from 61.3% for the six months ended June 30, 1997 to 60.7% for the six months ended June 30, 1998.

If the business combination had occurred on January 1, 1997, total payroll and related expense for the first six months of 1997 would have been approximately $115.4 million. The $117.3 million payroll and related expense for the six months ended June 30, 1998 would have represented an increase of $1.9 million or 1.6%. The increase over the pro forma payroll and related expense was principally related to increases in former Wells Fargo Armored employee wages. Consistent with its business strategy, the Company has improved the wages and fringe benefits throughout the acquired operations and invested in two and three person crew complements to enhance security. During the full year 1996, payroll and related expense at Wells Fargo Armored was approximately 55.0% of revenue. During the full year 1997, the Company's payroll and related expense was approximately 61.9% of revenue. The first three months of 1998 began a gradual decrease to 60.8% and then decreased slightly to 60.5% for the quarter ended June 30, 1998.

Vehicle expense. Vehicle expense increased from $23.6 million for the six months ended June 30, 1997 to $24.8 million for the six months ended June 30, 1998, an increase of $1.2 million, or 5.0%. Vehicle expense as a percent of revenue decreased from 13.6% for the six months ended June 30, 1997 to 12.8% for the six months ended June 30, 1998.

If the business combination had occurred on January 1, 1997, total vehicle expense for the first six months of 1997 would have been approximately $25.2 million. Vehicle expense of $24.8 million in the first six months of 1998 would have represented a decrease of approximately $0.4 million, or 1.6%. Vehicle expense as a percent of revenue would have decreased from approximately 13.4% for the six months ended June 30, 1997 to 12.8% for the six months ended June 30, 1998. The decrease is largely a result of three items: (i) an increase in vehicle communication costs of approximately $0.6 million due to the migration from radio systems using analog technology to digital communication systems;
(ii) the loss of Wells Fargo Armored customers in early 1997, as discussed above, resulting in a reduction in the number of truck hours required to service the remaining higher quality of revenue customers, and (iii) a decrease in fuel costs of approximately $1.5 million. Not only was the cost of fuel per gallon approximately 20.0% lower in 1998, but route efficiencies were achieved from the consolidation of branches and the restructuring of routes to achieve operational efficiencies.

Facilities expense. Facilities expense increased from $7.2 million for the six months ended June 30, 1997 to $8.1 million for the six months ended June 30, 1998, an increase of $0.9 million, or 12.5%. Facilities expense as a percent of revenue remained constant at 4.2% for the six months ended June 30, 1997 and 1998.

If the business combination had occurred on January 1, 1997, total facilities expense for the first six months of 1997 would have been approximately $7.8 million. Facilities expense of $8.1 million in the first six months of 1998 would have represented an increase of approximately $0.3 million, or 3.8%. Facilities expense would have remained unchanged at 4.2% of revenue.

Other operating expenses. Other operating expenses increased from $29.5 million for the six months ended June 30, 1997 to $36.8 million for the six months ended June 30, 1998, an increase of $7.3 million, or 24.7%. Other operating expenses as a percent of revenue increased from 17.0% for the six months ended June 30, 1997 to 19.0% for the six months ended June 30, 1998. Other operating expenses include such expenses as cargo insurance premiums and losses, costs of a centralized dispatch center, and the testing, recruiting and training of employees.

If the business combination had occurred on January 1, 1997, other operating expenses for the first six months of 1997 would have been approximately $32.4 million. Other operating expenses of $36.8 million in the first six months of 1998 would have represented an increase of $4.4 million, or 13.6%. Other expenses as a percent of revenue would have increased from approximately 17.2% for the six months ended June 30, 1997 to 19.0% for the six months ended June 30, 1998. The following discussion relates to these comparisons.

Combined cash-in-transit insurance premiums and cargo losses totaled approximately $8.5 million and $5.9 million for the six months ended June 30, 1997 and 1998, respectively. This substantial decrease was primarily due to material cargo losses in March and May of 1997 which did not recur in 1998. Partially offsetting this $2.6 million decrease was an approximate $1.7 million increase in subcontracting costs related to a shift from coin operation work previously performed in-house to subcontractors. The Company began shifting this work to subcontractors in 1996 and has continued to do so with some of the acquired Wells Fargo Armored branches. Some of the coin operations employees were retrained to traditional crew positions as part of the enhanced crew complement and security improvements.

In connection with the business combination, the Company recorded a liability for contracts acquired from Wells Fargo Armored for which variable costs exceeded revenues. A $3.8 million charge was taken against this liability during the six months ended June 30, 1997 with a corresponding decrease in other operating expenses. All losses associated with these contracts had been incurred by December 31, 1997.

Expenses relating to the business combination. Expenses of $2.4 million were recorded in the six months ended June 30, 1997 for items relating to the purchase of Wells Fargo Armored. Included were the costs of maintaining the former Wells Fargo Armored corporate headquarters in Atlanta, temporary personnel and consultants required to convert the former Wells Fargo Armored systems to the Company's systems and costs of state registrations and surveys required by the new business entity. The Company does not anticipate material additional costs related to the business combination.

Operating income. Operating income increased from $4.3 million for the six months ended June 30, 1997 to $6.4 million for the six months ended June 30, 1998, an increase of $2.1 million, or 47.2%, for the reasons stated above. If the business combination had occurred on January 1, 1997 as discussed above, the six months ended June 30, 1997 would have had operating income of approximately $5.1 million, giving the six months ended June 30, 1998 an increase of approximately $1.3 million, or 25.5%.

Interest expense. Interest expense increased from $7.3 million for the six months ended June 30, 1997 to $7.9 million for the six months ended June 30, 1998, an increase of $0.6 million, or 7.9%. The increase relates directly to the Company's bank credit facility and the issuance of the senior subordinated notes in connection with the business combination. Interest expense as a percent of revenue decreased slightly from 4.2% for the six months ended June 30, 1997 to 4.1% for the six months ended June 30, 1998.

Extraordinary item. An extraordinary item of $0.1 million was recorded in the six months ended June 30, 1997, resulting from the write-off of deferred financing costs associated with the debt retired in January 1997.

Results of operations. The Company's net loss declined from $3.1 million in the six months ended June 30, 1997 to $1.7 million in the six months ended June 30, 1998, an improvement of $1.4 million or 45.5%, for the reasons stated above.

Three months ended June 30, 1997 compared with three months ended June 30, 1998

Revenues. Revenues increased from $93.8 million for the three months ended June 30, 1997 to $96.9 million for the three months ended June 30, 1998, an increase of $3.1 million or 3.3%. This increase represents the Company's steady recovery from the loss of approximately 8.5% of the Wells Fargo Armored customer base early in 1997, as discussed above. The actions taken by management to address the cause of these losses and to improve the quality of revenue of the remaining acquired Wells Fargo Armored contracts, as well as other growth in the customer base, have offset the early losses of customers.

The table below analyzes revenues by type of service. The 1998 amounts reflect the revenue improvement initiative previously discussed and an overall increase in the ATM market. The decrease in cash vault and related services partially resulted from a reduction in contract security services in Puerto Rico.

                                         Three Months Ended
                                              June 30
                                         ------------------
                                          1997        1998    Change   Percent
                                         ------      ------   ------   -------
                                                ($ in millions)

Traditional armored transport services    $54.9      $56.8    $ 1.9      3.5%
ATM services                               27.4       29.7      2.3      8.4%
Cash vault and related services            11.5       10.4     (1.1)    (9.6)%
                                          -----      -----    -----
  Total Revenues                          $93.8      $96.9    $ 3.1      3.3%
                                          =====      =====    =====


Payroll and related expense. Payroll and related expense increased from $57.7 million for the three months ended June 30, 1997 to $58.6 million for the three months ended June 30, 1998, an increase of $0.9 million or 1.6%. The increase in payroll and related expense was principally related to increases in former Wells Fargo Armored employee wages. Consistent with its business strategy, the Company has improved the wages and fringe benefits throughout the acquired operations and invested in larger crew complements to enhance security. Payroll and related expense as a percent of revenue decreased from 61.5% for the three months ended June 30, 1997 to 60.6% for the three months ended June 30, 1998.

Vehicle expense. Vehicle expense remained relatively stable at $12.5 million for the three months ended June 30, 1997 and 1998. Vehicle expense as a percent of revenue decreased slightly from 13.3% for the three months ended June 30, 1997 to 12.9% for the three months ended June 30, 1998. As discussed in the results for the six months ended June 30, 1998, slightly higher communication costs were offset by reduced fuel prices and truck hours during the period.

Facilities expense. Facilities expense increased from $4.0 million for the three months ended June 30, 1997 to $4.2 million for the three months ended June 30, 1998, an increase of $0.2 million, or 4.5%. Facilities expense as a percent of revenue remained constant at 4.3% for the three months ended June 30, 1997 and June 30, 1998.

Other operating expenses. Other operating expenses increased from $13.9 million for the three months ended June 30, 1997 to $17.9 million for the three months ended June 30, 1998, an increase of $4.0 million, or 28.7%. Other operating expenses as a percent of revenue increased from 14.8% for the three months ended June 30, 1997 to 18.5% for the three months ended June 30, 1998. Other operating expenses include such expenses as cargo insurance premiums and losses, costs of a centralized dispatch center, and the testing, recruiting and training of employees.

Combined cash-in-transit insurance premiums and cargo losses totaled approximately $3.6 million and $3.3 million for the three months ended June 30, 1997 and 1998, respectively. This decrease was primarily due to a material cargo loss in May 1997. Offsetting this $0.3 million decrease was an approximate $1.1 million increase in subcontracting costs related to a shift from coin operation work previously performed in-house to subcontractors. The Company began shifting this work to subcontractors in 1996 and has continued to do so with some of the acquired Wells Fargo Armored branches. Some of the coin operations employees were retrained to traditional crew positions as part of the enhanced crew complement and security improvements, as discussed above.

In connection with the business combination, the Company recorded a liability for contracts acquired from Wells Fargo Armored for which variable costs exceeded revenues. A $3.8 million charge was taken against this liability during the quarter ended June 30, 1997 with a corresponding decrease in other operating expenses. All losses associated with these contracts had been incurred by December 31, 1997.

Expenses relating to the business combination. Expenses of $1.2 million were recorded in the three months ended June 30, 1997 for items relating to the purchase of Wells Fargo Armored. Included were the costs of maintaining the former Wells Fargo Armored corporate headquarters in Atlanta, temporary personnel and consultants required to convert the former Wells Fargo Armored systems to the Company's systems and costs of state registrations and surveys required by the new business entity. The Company does not anticipate material additional costs related to the business combination.

Operating income. Operating income decreased from $4.5 million for the three months ended June 30, 1997 to $3.7 million for the three months ended June 30, 1998, a decrease of $0.8 million or 18.2%, for the reasons stated above.

Interest expense. Interest expense decreased from $4.2 million for the three months ended June 30, 1997 to $3.8 million for the three months ended June 30, 1998, a decrease of $0.4 million, or 9.2%. Interest expense as a percent of revenue decreased from 4.5% for the three months ended June 30, 1997 to 3.9% for the three months ended June 30, 1998. This decrease relates to significantly lower borrowings under the Company's bank credit facility in the second quarter of 1998.

Results of Operations. The Company's operating results declined from net income of $0.3 million in the three months ended June 30, 1997 to a net loss of $0.2 million in the three months ended June 30, 1998, a decline of $0.5 million for the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and capital resources changed significantly as a result of the business combination in January 1997. Total cash and cash equivalents at June 30, 1997 and 1998 were $4.5 million and $5.1 million, respectively.
Changes in cash and cash equivalents are described in the statements of cash flows, which are summarized below.

                                                      Six Months Ended
                                                          June 30
                                                      ----------------
                                                       1997      1998
                                                      ------    ------
                                                        (in millions)

Net cash provided by (used in) operating activities   $  (3.6)   $11.7
Net cash used in investing activities                  (108.6)    (4.9)
Net cash provided by (used in) financing activities     115.8     (5.4)
                                                      -------    -----
  Net increase in cash and cash equivalents           $   3.6    $ 1.4
                                                      =======    =====

Operating Activities

Net cash was provided by operating activities in the six months ended June 30, 1998 despite the net loss, partially because the loss included $7.6 million of noncash depreciation and amortization expense. Accounts receivable decreased by approximately $16.7 million in the six months ended June 30, 1998 largely due to improvements to the Company's billing system and improved collection efforts. Offsetting this improvement was a decrease in accounts payable and accrued expenses of $10.4 million. This was primarily due to an $11.7 million payment to the Company's insurance carrier in January 1998 related to the recovery of a material cargo loss in December 1997.

Approximately $0.6 million of charges were made against purchase accounting accruals in the six months ended June 30, 1998. The Company anticipates charges of $0.5 million against purchase accounting accruals in the next twelve months, all of which represent cash outflows.

Investing Activities

In the six months ended June 30, 1998, cash of $5.0 million was used for acquisitions of property and equipment.

Planned capital expenditures for the next twelve months are $12.0 million. The Company is evaluating the future acquisition of some of its trucks under operating leases, however, which would reduce the planned capital expenditures. These expenditures will be financed primarily through operating cash flows.

Financing Activities

In the six months ended June 30, 1998, net repayments of $5.0 million were made against the Company's bank credit facility. The reduction in debt was achieved despite the $11.7 million payment to the Company's insurance carrier in January 1998, as described above. The primary reason the Company was able to reduce the level of debt was due to the conversion of the Company's billing system, with improved collections and the subsequent reduction in accounts receivable. Average borrowings under the credit facility were over $10.0 million lower in the second quarter of 1998 than in the second quarter of 1997.

The Company's balance sheet reflected a working capital deficit of $(7.3) million at June 30, 1998, an increase from the December 31, 1997 working capital deficit of $(5.4) million. The Company is highly leveraged, with long-term liabilities comprising 78.1% of total liabilities and common stockholders' deficit at June 30, 1998.

The Company's revolving bank credit facility provided an initial aggregate commitment of $115.0 million through December 1997. The credit facility agreement includes a step-down of the commitment over the final four years of the facility. The commitment is reduced by $2.5 million at the end of each quarter of 1998. Therefore, a total commitment of $110.0 million remained at June 30, 1998. The facility includes guarantees of letters of credit, of which approximately $17.6 million were outstanding at June 30, 1998. The remaining commitment available under the facility at June 30, 1998 was $33.4 million. Under the facility, funds can be borrowed either for unspecified periods of time at a base rate tied to the bank's prime rate, or for set periods of time under variable rates tied to LIBOR.

By December 1998, the total commitment under the bank credit facility will decrease to $105.0 million. It is anticipated that letters of credit requirements, principally for casualty liabilities, should not exceed $18.0 million by December 31, 1998, leaving $87.0 million in available borrowing capacity. Management believes that the operating cash flow and this remaining financing commitment will be more than adequate to fund future operating needs, capital expenditures, and any required repayments of debt.

IMPACT OF YEAR 2000

Based on a recent assessment, the Company determined that its accounting software is year 2000 compliant. However, the Company will be required to modify or replace portions of its Puerto Rican operations and billing software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company has decided to purchase the upgrade to this software, which is year 2000 compliant. The cost is expected to be immaterial.

The Company has substantially completed its internal review of all operational equipment and also has hired independent consultants to assist in a more in-depth analysis of the computer hardware, software and equipment purchased from third parties that potentially could be impacted by year 2000 issues. To date, no evidence has arisen that would require that material costs be incurred. The review and any necessary upgrades or replacements are estimated to be completed not later than mid-1999. The Company presently believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its computer and operational systems. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material impact on operations of the Company.

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

(a)  Exhibits

 3.1 Certificate of Incorporation of Loomis, Fargo & Co. (Delaware), as amended (1)

 3.2      Bylaws of Loomis, Fargo & Co. (Delaware) (1)

 3.3 Certificate of Incorporation of LFC Holding Corporation, as amended (1)

 3.4      Bylaws of LFC Holding Corporation, as amended (1)

 3.5 Articles of Incorporation of Loomis, Fargo & Co. (Texas), as amended (1)

 3.6      Bylaws of Loomis, Fargo & Co. (Texas), as amended (1)

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

                                  Loomis, Fargo & Co. (Delaware)
                                  LFC Holding Corporation
                                  Loomis, Fargo & Co. (Texas)
                                  LFC Armored of Texas Inc.
                                  Loomis, Fargo & Co. of Puerto Rico



Date: August 14, 1998             By:  /s/ James K. Jennings, Jr.
                                    -----------------------------
                                    James K. Jennings, Jr.
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer of the
                                    Co-registrants)