Form 10-Q
period 1998-09-30
LOOMIS FARGO & CO; LFC HOLDING CORP /NEW; LOOMIS FARGO & CO /TX/; LOOMIS FARGO & CO OF PUERTO RICO
filed 1998-11-13
CIK 1037120, 1039721, 1039727, 1039728

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                        - - - - - - - - - - - - - - - -
                                   FORM 10-Q
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                              LOOMIS, FARGO & CO.
            (Exact name of registrant as specified in its charter)


    Delaware                     333-24689                  76-0521092
 (State or other          (Commission File Number)        (IRS Employer
  jurisdiction)                                        Identification No.)




   File No. 333-24689-01                 File No. 333-24689-02               File No. 333-24689-04
  LFC Holding Corporation                  Loomis, Fargo & Co           Loomis, Fargo & Co. of Puerto Rico
 (Exact Name of Registrant             (Exact Name of Registrant            (Exact Name of Registrant
as Specified in its Charter)          as Specified in its Charter)         as Specified in its Charter)

        Delaware                                Texas                              Tennessee
(State or other jurisdiction of      (State or other jurisdiction of    (State or other jurisdiction of
incorporation or organization)       incorporation or organization)     incorporation or organization)


       75-2371825                              75-0117200                         66-0215016
      (I.R.S. Employer                      (I.R.S. Employer                   (I.R.S. Employer
     Identification No.)                   Identification No.)                Identification No.)




          2500 CityWest Blvd., Suite 900
                  Houston, Texas                                     77042
     (Address of principal executive offices)                      (Zip Code)




Registrants' telephone number, including area code:  (713) 435-6700

   Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   As of November 11, 1998, 10,000,000 shares of the Common Stock, $0.01 par value, of Loomis, Fargo & Co.; 2,652,705 shares of the Class A Common Stock, $0.01 par value, of LFC Holding Corporation; 1,000 shares of the Common Stock, $10.00 par value, of Loomis, Fargo & Co. (a Texas corporation); and 250 shares of Common Stock, no par value, of Loomis, Fargo & Co. of Puerto Rico, were outstanding.

                         PART I-FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                              LOOMIS, FARGO & CO.
                          CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED, IN THOUSANDS)



                                                     DECEMBER 31,      SEPTEMBER 30,
                                                        1997                1998
                                                     -----------       -------------
ASSETS
Current assets:
  Cash and cash equivalents                            $  3,659         $  5,621
  Accounts receivable, net                               52,185           30,411
  Prepaid expenses and other current assets               4,684            5,001
                                                       --------         --------
    Total current assets                                 60,528           41,033

Property and equipment, net                              41,657           40,065
Intangible assets, net                                  112,421          110,237
Other assets, net                                         4,829            4,215
                                                       --------         --------
Total Assets                                           $219,435         $195,550
                                                       ========         ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                     $ 20,499         $ 15,254
  Accrued expenses and other current liabilities         44,754           31,861
  Current portion, capital lease obligations                669              465
                                                       --------         --------
     Total current liabilities                           65,922           47,580

Long-term liabilities:
  Long-term debt                                        154,796          147,940
  Capital lease obligations                                 511              384
  Other long-term liabilities                             5,474            8,527
                                                       --------         --------
     Total long-term liabilities                        160,781          156,851

Stockholders' deficit:
  Common stock                                              100              100
  Additional paid-in capital                             24,755           24,755
  Accumulated deficit                                   (32,123)         (33,736)
                                                       --------         --------
     Total stockholders' deficit                         (7,268)          (8,881)
                                                       --------         --------
Total liabilities and stockholders' deficit            $219,435         $195,550
                                                       ========         ========


                            See accompanying notes.

                              LOOMIS, FARGO & CO.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED, IN THOUSANDS)




                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                      1997       1998        1997        1998
                                                   --------------------   ---------------------
REVENUES                                             $96,541    $95,455   $269,555    $288,813

COST OF OPERATIONS:
  Payroll and related expense                         60,266     57,276    166,269     174,582
  Vehicle expense                                     13,677     12,288     37,257      37,040
  Facilities expense                                   4,309      4,085     11,547      12,225
  Other operating expenses                            15,004     17,894     44,477      54,655
  Expenses relating to the business combination          842          -      3,213           -
                                                     -------    -------   --------    --------
                                                      94,098     91,453    262,763     278,502
                                                     -------    -------   --------    --------

OPERATING INCOME                                       2,443      3,912      6,792      10,311

INTEREST EXPENSE                                       4,399      3,783     11,686      11,644
                                                     -------    -------   --------    --------

INCOME (LOSS) BEFORE INCOME TAXES
 AND EXTRAORDINARY ITEM                               (1,956)       129     (4,894)     (1,333)

INCOME TAXES                                               -         70          -         280
                                                     -------    -------   --------    --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM               (1,956)        59     (4,894)     (1,613)

EXTRAORDINARY ITEM, NET OF TAX                             -          -        124           -
                                                     -------    -------   --------    --------
NET INCOME (LOSS)                                    $(1,956)   $    59   $ (5,018)   $ (1,613)
                                                     =======    =======   ========    ========


                            See accompanying notes.

                              LOOMIS, FARGO & CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)




                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                                 1997        1998
                                                              ----------   ---------
OPERATING ACTIVITIES
Net loss                                                      $  (5,018)    $(1,613)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Depreciation and amortization expense                         12,706      10,675
   Amortization of financing costs                                  702         718
   Accretion of discount on NOL note                                368         144
   Gain on disposal of property and equipment                       (10)        (65)
   Change in restricted cash                                      1,536           -
   Provision for doubtful accounts                                  714         490
   Accrued management fees                                           23           -
   Changes in current assets and liabilities (net of effect
    of the acquisition):
      Accounts receivable                                       (12,623)     21,284
      Prepaid expenses and other current assets                  (2,511)       (317)
      Accounts payable                                            2,089      (5,245)
      Accrued expenses and other liabilities                      5,667      (9,840)
                                                              ---------     -------
Net cash provided by operating activities                         3,643      16,231
                                                              ---------     -------

INVESTING ACTIVITIES
Purchase of Wells Fargo Armored                                (105,116)          -
Acquisition of property and equipment                            (5,236)     (6,956)
Proceeds from sale of property and equipment                         40         221
                                                              ---------     -------
Net cash used in investing activities                          (110,312)     (6,735)
                                                              ---------     -------

FINANCING ACTIVITIES
Issuance of senior subordinated notes                            85,000           -
Net borrowings (repayments) of debt                              45,028      (7,000)
Repayments of capital lease obligations                            (774)       (430)
Payment of accrued management fees                               (1,598)          -
Financing costs related to debt                                  (5,324)       (104)
Redemption of preferred stock                                    (3,500)          -
Exercise of common stock warrants                                    96           -
Distributions to stockholders                                    (8,737)          -
                                                              ---------     -------
Net cash provided by (used in) financing activities             110,191      (7,534)
                                                              ---------     -------

Net increase in cash and cash equivalents                         3,522       1,962
Cash and cash equivalents at beginning of period *                  933       3,659
                                                              ---------     -------

Cash and cash equivalents at end of period                    $   4,455     $ 5,621
                                                              =========     =======

* Excludes restricted cash and cash equivalents of $1,536 at December 31, 1996.


                            See accompanying notes.

                              LOOMIS, FARGO & CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



NOTE 1   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements of Loomis, Fargo & Co. (the "Company") as of December 31, 1997 included in Amendment No. 1 to the Form 10-K filed with the Securities and Exchange Commission on April 13, 1998. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month and three-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

Certain prior period amounts have been reclassified to conform with the 1998 presentation.


NOTE 2   RECENT PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (SFAS 130) requires the reporting of total comprehensive income in all financial statement periods beginning after December 15, 1997. The Company has adopted SFAS 130 and has no items of other comprehensive income. Therefore, comprehensive income or loss is the same as the Company's net income or loss for the nine months and quarters ended September 30, 1997 and 1998.

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


NOTE 3   SIGNIFICANT CUSTOMER

Two of the Company's customers merged during the quarter ended September 30, 1998. Together they represent approximately eleven percent of the Company's consolidated revenue.

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

Certain of the matters discussed in this discussion and analysis may constitute forward-looking statements for purposes of the Securities Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to leverage and debt service, changes in interest rates, risks inherent in the armored transport industry, general marketplace conditions, restrictions imposed by the bank credit facility, the ability to attract and retain qualified employees, timely identification and resolution of all year 2000 issues, environmental and other regulatory matters and future legal proceedings.

ACQUISITION AND RESULTS OF OPERATIONS

The Company acquired certain assets and liabilities of Wells Fargo Armored Service Corporation ("Wells Fargo Armored") on January 24, 1997. This acquisition has been accounted for under the purchase method and the results of operations for Wells Fargo Armored have been included in the consolidated financial statements since January 24, 1997. Therefore, the results for the nine months ended September 30, 1998 include the combined operations of the Company for the entire period while the 1997 amounts for the respective period include 23 days of Loomis Holding Corporation ("Loomis", the predecessor to the Company) alone and 250 days of the combined operations. This acquisition has a significant impact on the comparability of the nine-month periods as Wells Fargo Armored's annual revenue base and property and equipment were almost twice as large as those of Loomis.

The net loss was $1.6 million for the nine months ended September 30, 1998 as compared to a net loss of $5.0 million for the same period in 1997. The Company reported net income of $59,000 for the quarter ended September 30, 1998 which compares to a net loss of $2.0 million for the comparable period last year. Management believes that the improvement reflects the successful implementation of its merger integration strategy. In addition to realizing certain administrative cost savings anticipated in the combination, this strategy has focused on investing in improved compensation for front-line employees and enhanced crew complements to reduce the Company's cost of risk (cargo and casualty losses). Since the completion of the integration, employee turnover has declined and the cost of risk has improved. The Company's management also commenced a quality of revenue improvement initiative in the third quarter of 1997 directed primarily toward the acquired Wells Fargo Armored contracts. This initiative permitted the Company to eliminate unprofitable service hours from its routing structure while rationalizing its customer base. In addition to improving the results of operations, management believes that service quality has been upgraded as well. The Company has also benefited from the substantial decreases in fuel prices and the successful efforts to reduce the level of accounts receivable throughout 1998. These positive trends have allowed for a $7.0 million reduction in the amount outstanding under the Company's bank credit facility, thereby reducing interest expense, especially during the third quarter of 1998.

The following unaudited pro forma information presents a summary of the consolidated results of the Company, including Wells Fargo Armored, as if the acquisition had occurred on January 1, 1997. These pro forma results have been included for comparative purposes only and include certain adjustments to reflect additional revenue and operating expenses for the 23 days prior to the combination. They do not purport to be indicative of the results that actually would have been achieved had the acquisition occurred on January 1, 1997 or of those results that may be obtained in the future.

(Unaudited, $ in 000's)

                                                     Nine Months Ended                         Quarter Ended
                                                       September 30                             September 30
                                -----------------------------------------------------------    --------------
                                   1997 Actual        1997 Pro Forma            1998            1997    1998
                                -----------------    -----------------    -----------------    ------  ------
Revenues                        $ 269,555  100.0%    $ 284,883  100.0%    $ 288,813  100.0%    100.0%  100.0%
Cost of operations:
  Payroll and related expense     166,269   61.7       175,624   61.6       174,582   60.4      62.4    60.0
  Vehicle expense                  37,257   13.8        38,909   13.7        37,040   12.8      14.2    12.9
  Facilities expense               11,547    4.3        12,143    4.3        12,225    4.2       4.5     4.3
  Other operating expenses         44,477   16.5        47,395   16.6        54,655   18.9      15.5    18.7
  Business combination expenses     3,213    1.2         3,213    1.1             -      -       0.9       -
                                ---------            ---------            ---------
                                  262,763              277,284              278,502
                                ---------            ---------            ---------            ------  ------
Operating Income                $   6,792    2.5%    $   7,599    2.7%    $  10,311    3.6%      2.5%    4.1%
                                =========            =========            =========            ======  ======

As discussed above, revenues and expenses for the nine months ended September 30, 1998 increased over the same period in 1997 partially due to the acquisition of Wells Fargo Armored on January 24, 1997. To facilitate meaningful analysis for the comparable nine-month periods, the discussion below focuses on the pro forma results of operations for 1997 as well as these results expressed as a percentage of pro forma revenue and compares these figures with the respective amounts in 1998.

Revenues. Revenues for the nine months ended September 30, 1998 increased by approximately $3.9 million (1.4%) over pro forma revenues for a comparable period in 1997 while revenues for the quarter ended September 30, 1998 decreased by approximately $1.1 million (1.1%) from last years corresponding period.
These results were impacted by the loss of approximately 8.5% of the Wells Fargo Armored customer base, largely in the ATM market, early in 1997 as a result of pre-merger service related issues. Management took action to address the cause of these losses and does not anticipate a recurrence. During the second and third quarters of 1997, the Company undertook its initiative to improve the quality of service and revenue on the acquired Wells Fargo Armored contracts. A majority of the acquired contracts were renegotiated with higher rates by the end of 1997. These rate increases resulted in higher revenues from the acquired contracts for much of the third quarter of 1997; however it also resulted in the loss of certain customers. This revenue initiative has also included a conscious decision by management to discontinue relationships with specific customers that were unprofitable or did not meet the Company's strategic objectives. These factors largely explain the decrease in quarter over quarter revenues.

The following table analyzes revenues by type of service. The pro forma increases for the nine months ended September 30, 1998 reflect the revenue improvement initiative previously discussed which resulted in higher revenues in spite of the partial loss of Wells Fargo Armored's customer base during 1997. A modest shift from armored to ATM services has also occurred since last year. The table also reflects an overall increase in the ATM market and a slight reduction in the cash vault and related services, partially attributable to management's revenue initiative strategies.

                                                       Nine Months Ended                          Quarter Ended
                                                         September 30                              September 30
                                        ----------------------------------------------------   ----------------------
                                          1997       1997                Actual    Pro Forma
                                         Actual    Pro Forma    1998     Change     Change      1997    1998   Change
(In millions)                           --------   ---------   ------   --------   ---------   ------  ------  ------
Traditional armored transport services    $160.3      $168.3   $170.5      $10.2        $2.2    $58.0   $55.7  $ (2.3)
ATM services                                77.9        83.6     88.0       10.1         4.4     27.4    29.7     2.3
Cash vault and related services             31.4        33.0     30.3       (1.1)       (2.7)    11.1    10.1    (1.0)
                                        --------   ---------   ------   --------   ---------   ------  ------  ------
  Total Revenues                          $269.6      $284.9   $288.8      $19.2        $3.9    $96.5   $95.5   $(1.0)
                                        ========   =========   ======   ========   =========   ======  ======  ======

Payroll and related expense. Payroll and related expense for the nine months ended September 30, 1998 decreased by approximately $1.0 million (0.6%) from the pro forma amount for the comparable period in 1997 and decreased by approximately $3.0 million (5.0%) for the quarter ended September 30, 1998 from the corresponding period in 1997. These decreases occurred even after the Company implemented its business strategy of improved wages and fringe benefits throughout the acquired operations as well as investments in two and three
person crew complements to enhance security.   The decreases in payroll and
related expense were principally related to route efficiencies gained during 1998 and a reduction in driver hours worked during the quarter ended September 30, 1998 corresponding to the slight decrease in routes being serviced. During the full year 1996, payroll and related expense at Wells Fargo Armored was 55.0% of revenue. During the full year 1997, the Company's payroll and related expense increased to 62.4% of revenue. This percentage has remained at approximately 60.4% during 1998.

Vehicle expense. Vehicle expense for the nine months ended September 30, 1998 decreased by approximately $1.9 million (4.8%) from pro forma amounts for the comparable period in 1997 and decreased by approximately $1.4 million (10.2%) for the quarter ended September 30, 1998 from the corresponding period in 1997. Vehicle expense as a percent of revenues decreased to 12.8% and 12.9% for the respective nine month and three month periods ended September 30, 1998 from 13.7% and 14.2% for the comparative pro forma periods in 1997. The decreases were largely a result of the loss of Wells Fargo Armored customers in early 1997, as discussed above, resulting in a reduction in the number of truck hours required to service the remaining higher quality of revenue customers, and due to a decrease in fuel prices of approximately 20.0% in 1998. In addition, route efficiencies were achieved from the consolidation of branches and the restructuring of routes. Partially offsetting these decreases was an increase in vehicle communication costs due to the migration from radio systems using analog technology to digital communication systems.

Facilities expense. Facilities expense for the nine months ended September 30, 1998 increased by approximately $0.1 million over pro forma amounts for the comparable period in 1997 and decreased by approximately $0.2 million for the quarter ended September 30, 1998 from the corresponding period in 1997. Facilities expense as a percent of revenues remained relatively constant at approximately 4.3% during all periods presented.

Other operating expenses. Other operating expenses for the nine months ended September 30, 1998 increased by approximately $7.3 million (15.3%) over pro forma amounts for the comparable period in 1997 and increased by approximately $2.9 million (19.3%) for the quarter ended September 30, 1998 over the corresponding period in 1997. Other operating expenses as a percent of revenues increased to 18.9% and 18.7% for the respective nine month and three month periods ended September 30, 1998 from 16.6% and 15.5% for the comparative pro forma periods in 1997. Other operating expenses include such expenses as cargo insurance premiums and retained losses, costs of a centralized dispatch center, subcontracting costs, and the testing, recruiting and training of employees.

Combined cash-in-transit insurance premiums and cargo losses totaled approximately $9.7 million and $12.7 million for the nine months ended September 30, 1998 and 1997, respectively. This decrease was primarily due to fewer cargo losses occurring in 1998.

Offsetting this decrease was an approximate $2.2 million increase in subcontracting costs related to a shift from coin operation work previously performed in-house. The Company began shifting this work to subcontractors in 1996 and has continued to do so with some of the acquired Wells Fargo Armored branches. Some of the previously coin operations employees were retrained for traditional crew positions as part of the enhanced crew complement and security improvements.

In connection with the business combination, the Company recorded a liability for contracts acquired from Wells Fargo Armored for which variable costs exceeded revenues. Charges totaling $7.4 million and $3.6 million were taken against this liability during the nine and three months ended September 30, 1997 with a corresponding decrease in other operating expenses. All losses associated with these contracts had been incurred by December 31, 1997.

Expenses relating to the business combination. Expenses of $3.2 million and $0.8 million were recorded in the nine and three months ended September 30, 1997, respectively, for items relating to the purchase of Wells Fargo Armored. Included were the costs of maintaining the former Wells Fargo Armored corporate headquarters in Atlanta, temporary personnel and consultants required to convert the former Wells Fargo Armored systems to the Company's systems and costs of state registrations and surveys required by the new business entity. The Company does not anticipate incurring material additional costs related to the business combination.

Operating income. Operating income for the nine months ended September 30, 1998 increased by $2.7 million (35.7%) over pro forma operating income for the comparable period in 1997. The quarter ended September 30, 1998 reflected an increase in operating income of $1.5 million (60.1%) over the respective quarter in 1997. The above discussion addresses these increases.

Interest expense. Interest expense remained relatively constant for the nine months ended September 30, 1998 and 1997 and decreased by approximately $0.6 million (14.0%) for the quarter ended September 30, 1998 from the corresponding period in 1997. Average borrowings under the Company's credit facility were approximately $20.3 million (25.0%) lower during the quarter ended September 30, 1998 than during the same quarter last year. Interest expense relates directly to the amounts outstanding on the Company's bank credit facility and the senior subordinated notes. Interest expense as a percent of revenue decreased slightly from 4.3% to 4.0% for the respective nine months ended September 30, 1997 and 1998 and from 4.6% to 4.0% for the quarters ended September 30, 1997 and 1998, respectively.

Extraordinary item. An extraordinary item of $0.1 million was recorded in the first quarter of 1997 resulting from the write-off of deferred financing costs associated with the debt retired in January 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and capital resources changed significantly as a result of the business combination in January 1997. Total cash and cash equivalents at September 30, 1998 and 1997 were $5.6 million and $4.5 million, respectively. Changes in cash and cash equivalents are described in the statements of cash flows, which are summarized below.

                                                        Nine Months Ended
                                                          September 30
                                                        -----------------
                                                         1997      1998
                                                        -------   -------
                                                          (in millions)
Net cash provided by operating activities               $   3.6   $  16.2
Net cash used in investing activities                    (110.3)     (6.7)
Net cash provided by (used in) financing activities       110.2      (7.5)
                                                        -------   -------
  Net increase in cash and cash equivalents             $   3.5   $   2.0
                                                        =======   =======

OPERATING ACTIVITIES

Net cash was provided by operating activities in the nine months ended September 30, 1998 despite the net loss, partially because the loss included $11.4 million of noncash depreciation and amortization expense. Accounts receivable decreased by approximately $21.8 million in the nine months ended September 30, 1998 largely due to improvements to the Company's billing system and collection efforts. Offsetting this improvement was a decrease in accounts payable and accrued expenses of $18.1 million. This was primarily due to an $11.7 million payment to the Company's insurance carrier in January 1998 related to the recovery of a material cargo loss in December 1997.


INVESTING ACTIVITIES

In the nine months ended September 30, 1998, cash of $7.0 million was used for acquisitions of property and equipment.

Planned capital expenditures for the next twelve months are $15.0 million. The Company is evaluating the future acquisition of some of its trucks under operating leases, which would reduce the planned capital expenditures. These expenditures will be financed primarily through operating cash flows.

FINANCING ACTIVITIES

In the nine months ended September 30, 1998, net repayments of $7.0 million were made against the Company's bank credit facility. The reduction in debt was achieved despite the $11.7 million payment to the Company's insurance carrier, which was financed by the bank credit facility in January 1998. The primary reason the Company was able to reduce the level of debt was due to the conversion of the Company's billing system, with improved collections and the subsequent reduction in accounts receivable. Average borrowings under the credit facility were approximately $9.5 million lower during the nine months ended September 30, 1998 as compared to the corresponding period in 1997.

The Company's balance sheet reflected a working capital deficit of $(6.5) million at September 30, 1998, an increase from the December 31, 1997 working capital deficit of $(5.4) million. The Company is highly leveraged, with long-term liabilities comprising 80.2% of total liabilities and common stockholders' deficit at September 30, 1998.

The Company's revolving bank credit facility provided an initial aggregate commitment of $115.0 million through December 1997. The credit facility agreement includes a step-down of the commitment over the final four years of the facility. The commitment is reduced by $2.5 million and $3.8 million at the end of each quarter in 1998 and 1999, respectively. Therefore, a total commitment of $107.5 million remained at September 30, 1998. The facility includes guarantees of letters of credit, of which approximately $17.6 million were outstanding at September 30, 1998. The remaining commitment available under the facility at September 30, 1998 was $32.9 million. Under the facility, funds can be borrowed either for unspecified periods of time at a base rate tied to the bank's prime rate, or for set periods of time under variable rates tied to LIBOR.

By December 1998, the total commitment under the bank credit facility will decrease to $105.0 million. It is anticipated that letters of credit requirements, principally for casualty liabilities, should not exceed $23.0 million by December 31, 1998, leaving $82.0 million in available borrowing capacity. Management believes that the operating cash flow and this remaining financing commitment will be more than adequate to fund future operating needs, capital expenditures, and any required repayments of debt.

IMPACT OF YEAR 2000

The Year 2000 computer issue is primarily the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such programs will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors and a disruption in the operation of such systems.

State of Readiness
The Company has established an internally staffed Year 2000 Readiness Committee to address Year 2000 issues. The five objectives of this committee are 1) create awareness, 2) conduct assessment (identify, evaluate and prioritize), 3) complete renovation of critical or high priority items, 4) validate or test the success of our changes, and 5) oversee implementation of those tested changes into the Company's business processes. The Committee has completed much of its internal review of the corporate office's operational equipment and has hired independent consultants to assist in a more in-depth analysis of the computer hardware, software and equipment purchased from third parties that potentially could be impacted by Year 2000 issues.


The following is a summary of the key areas of the Year 2000 effort, and their status:


Computer Systems
The Company's core financial reporting and contract/billing/invoicing systems were upgraded to a version that is Year 2000 ready in July 1998. However, the Company will be required to modify or replace portions of its Puerto Rican billing and operations software so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The Company has decided to purchase the upgrade to this software, which is Year 2000 ready. The
cost is expected to be immaterial.   It is the Company's goal that all other
support systems in facilities that are key to its services will have been renovated or replaced by June 1999. All new systems being implemented will be Year 2000 ready when they are put into service.

ATM Services
The Company's national customer service center in Baltimore, MD serves as the cornerstone of ATM first line maintenance and cash replenishment services. The initial assessment of the technology utilized there showed no indication of any Year 2000 issues but, because of the critical role it plays in those services, the Company is proceeding with a more in-depth review. A technology consulting company has been engaged to complete a thorough review and test of the entire facility. Completion is targeted for March 1999.

The vendor who supplies the electronic locks that the Company installs on customers' ATMs for added security, has assured the Company in writing that their product is Year 2000 ready. To be cautious, tests will be conducted on those locks and the supporting equipment to minimize the possibility that disruption of services to those ATMs will be experienced. Those tests are expected to be completed by March 1999.

The Company is assisting various customers with their Year 2000 ATM upgrades and testing; however, the ultimate responsibility of Year 2000 readiness for the operation of an ATM is carried by the institution that owns and operates that machine.


Truck Fleet
Since the Company's core business relates to the transportation and handling of valuables, the truck fleet and its supporting infrastructure is being rigorously reviewed. The Company is working closely with key vendors to identify any potential problems. To date, there have been no significant issues identified with the fleet viability as it pertains to Year 2000. Confirmation has already been received from the major truck supplier that the engines which have been supplied for the Company's use will not cease functioning because of the Year 2000 transition. However, this review will continue through the first quarter of 1999 with additional focus on parts and fuel vendors.

Operating Facilities ("branches")
The Company is currently reviewing operations in its branches to identify all electronically controlled equipment and services that play key internal operations roles. Cash and coin processing equipment, vault locks, mobile radios, telephone switches, alarm systems, pagers, and cellular telephones are just a few of the types of equipment the Company will test or request assurances from our vendors for their Year 2000 readiness. This review is targeted for completion by the end of 1998 and any associated action items will be addressed by June 1999.

Vendors and Suppliers
Those vendors and suppliers who provide business critical products and/or services will be asked to verify their status on the Year 2000 readiness of their products or services. Anyone not able to do so will be seriously evaluated for the continuation of the Company's relationship.

Contingency Plans
The Company is preparing its contingency plans to identify and determine how to handle its most reasonably likely worst scenarios. Comprehensive contingency plans are estimated to be complete by mid-1999.

Costs
The Company estimates aggregate expenditures of approximately $0.3 million to address Year 2000 issues through December 1999. The entire amount of these expenditures is being charged to expense. The total amount expended through September 30, 1998 was approximately $0.1 million, all of which has been charged to expense. These costs do not include costs incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 ready or costs to implement any contingency plans.

Risks of Company's Year 2000 Issues
The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and the cost and extent of training associated with needed conversions and similar uncertainties.

Based on its current assessment efforts, the Company does not believe that Year 2000 issues will have a material adverse effect on its financial condition or results of operations. However, the Company's Year 2000 issues and any potential business interruptions, costs, damages or losses related thereto, are dependent, to a certain degree, upon the Year 2000 readiness of third parties such as customers, governmental agencies, vendors and suppliers. Consequently, the Company is unable to determine at this time whether Year 2000 failures will materially affect the Company. The Company believes that its readiness efforts have and will reduce the impact on the Company of any such failures.

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




                                                 Loomis, Fargo & Co. (Delaware)
                                                 LFC Holding Corporation
                                                 Loomis, Fargo & Co. (Texas)
                                                 Loomis, Fargo & Co. of Puerto
                                                  Rico



Date: November 13, 1998                          By:  /s/ James K. Jennings, Jr.
      -----------------                          -----------------------------
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