Form 10-K405
period 1998-12-31
LOOMIS FARGO & CO; LFC HOLDING CORP /NEW; LOOMIS FARGO & CO /TX/; LOOMIS FARGO & CO OF PUERTO RICO
filed 1999-03-24
CIK 1037120, 1039721, 1039727, 1039728

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the transition period from                           to

                         Commission File No. 333-24689

                              LOOMIS, FARGO & CO.
            (Exact name of registrant as specified in its charter)

             Delaware                                76-0521092
     (State of Incorporation)             (IRS Employer Identification No.)

  File No. 333-24689-01                  File No. 333-24689-02             File No. 333-24689-04
 LFC Holding Corporation                  Loomis, Fargo & Co.              Loomis, Fargo & Co. of
                                                                                 Puerto Rico
(Exact Name of Registrant as          (Exact Name of Registrant as      (Exact Name of Registrant as
  Specified in its Charter)             Specified in its Charter)         Specified in its Charter)

          Delaware                                Texas                             Tennessee
(State or other jurisdiction of       (State or other jurisdiction of    (State or other jurisdiction of
 incorporation or organization)        incorporation or organization)     incorporation or organization)

         75-2371825                            75-0117200                           66-0215016
(IRS Employer Identification No.)    (IRS Employer Identification No.)   (IRS Employer Identification No.)

             2500 Citywest Blvd., Suite 900, Houston, Texas 77042
                   (Address of principal executive offices)
                 Registrants' telephone number (713) 435-6700

  Securities registered pursuant to Section 12(b) of the Act:


                                               Name of Each
                                                Exchange on
           Title of Each Class               Which Registered
           -------------------               -----------------
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

  As of March 22, 1999, 10,000,000 shares of the Common Stock, $0.01 par value, of Loomis, Fargo & Co., 2,652,705 shares of the Class A Common Stock, $0.01 par value, of LFC Holding Corporation, 1,000 shares of the Common Stock, $10.00 par value, of Loomis, Fargo & Co. (a Texas Corporation), and 250 shares of Common Stock, no par value, of Loomis, Fargo & Co. of Puerto Rico, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              LOOMIS, FARGO & CO.
                            LFC HOLDING CORPORATION
                          LOOMIS, FARGO & CO. (TEXAS)
                       LOOMIS, FARGO & CO. OF PUERTO RICO

                                   FORM 10-K

                  For the Fiscal Year Ended December 31, 1998

                                     INDEX

                                  Part I

 Item 1.  Business.......................................................     1
 Item 2.  Properties.....................................................     7
 Item 3.  Legal Proceedings..............................................     7
 Item 4.  Submission of Matters to a Vote of Security Holders............     7

                                  Part II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.......................................................     8
 Item 6.  Selected Financial Data........................................     8
 Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................     9
 Item 7a. Quantitative and Qualitative Disclosures About Market Risk.....    19
 Item 8.  Financial Statements and Supplementary Data....................    20
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosures.........................................    40

                                 Part III

 Item 10. Directors and Executive Officers of the Registrant.............    40
 Item 11. Executive Compensation.........................................    42
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management....................................................    46
 Item 13. Certain Relationships and Related Transactions.................    47

                                  Part IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
           K.............................................................    48
          Signatures.....................................................    50

        SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

  Certain statements in this report including such terms as "believe", "intend", "estimated", "should", "may", "expect", "anticipate" and similar expressions which are not historical are forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, the Company's expectation as to future performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this report. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to leverage and debt service, changes in interest rates, risks inherent in the armored transport industry, general economic and business conditions, restrictions imposed by the bank credit facility, the ability to attract and retain qualified employees, timely identification and resolution of all Year 2000 issues, environmental and other regulatory matters and future legal proceedings. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements.

                                    PART I

Item 1. Business

General

  Loomis, Fargo & Co. ("the Company") was created in January 1997 through the combination of Loomis Armored Inc. ("Loomis Armored"), a wholly-owned subsidiary of Loomis Holding Corporation and Wells Fargo Armored Service Corporation ("Wells Fargo Armored"), a wholly-owned subsidiary of Borg-Warner Security Corporation ("Borg-Warner"). One of the largest armored transport companies in the United States, Loomis, Fargo & Co. operates approximately 157 branches and 32 satellite sites, employs approximately 7,590 persons, and utilizes a fleet of approximately 2,500 armored and other vehicles nationwide to provide armored ground transport services, automated teller machine ("ATM") services, and cash vault and related services to financial institutions and other commercial customers. The Company is one of only two armored transport companies in the United States which provides these services on a national basis, including Puerto Rico. Management believes that large financial and retail institutions are increasingly seeking vendors capable of providing an array of services on a national basis and that the combination of Loomis Armored and Wells Fargo Armored favorably positions the Company for additional revenue opportunities. In addition, management believes the proliferation of ATMs and the trend of banks and other financial and retail institutions towards outsourcing cash vault and related services should contribute to the Company's growth prospects.

  The Company continues to focus on its management principles which have proven to be highly effective in reducing employee turnover, increasing customer satisfaction and decreasing "cost of risk," which consists of the cost of cargo and casualty losses, related insurance costs, claims administration expenses, and insurance related incentive programs. Management believes that by combining this management strategy with its large customer base and leading ATM services position, the Company is well positioned to capitalize on the numerous opportunities developing in the armored transport industry.

The Industry and Company Services

  The U.S. armored transport industry consists of two national companies and over 100 regional and local companies. Management estimates that the ten largest of these companies have aggregate annual revenues in excess of $1.5 billion. The industry provides a variety of services which can be categorized as (i) traditional armored ground transportation of cash and other valuables,
(ii) ATM services and (iii) cash vault and related services.

  Traditional Armored Ground Transportation. Traditional armored ground transportation is the largest sector of the armored transport industry and represents the core service provided by the industry and the Company's business, representing approximately 74.7%, 59.6% and 58.9% of the Company's revenues for the six months ended December 31, 1996, and the years ended December 31, 1997 and 1998, respectively. Armored vehicles transport currency and other valuables between commercial enterprises and banks, between banks, and from the Federal Reserve Banks to commercial banks. Management estimates that approximately one-half of ground transportation revenues in the industry were generated from financial institutions. Other customers of ground transportation services include a wide range of commercial establishments as well as governmental entities.

  Typically, ground transportation services have been provided by a two-person crew, comprised of a driver and a guard, operating in an armored vehicle. At each stop, the guard exits the vehicle to pick up or deliver cargo, usually currency and/or coin, while the driver normally remains inside the vehicle. In higher risk areas, the Company utilizes several additional security measures, including three-person crews and surveillance vehicles. The cargo typically is received by the guard in a sealed bag bearing a tag indicating the amount of cash and other valuables the bag is said to contain. The sealed bag is ultimately delivered to its destination without being opened while in the custody of the armored carrier. The Company schedules routes for each armored vehicle to maximize the efficiency of the deliveries and pick-ups throughout the day.

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

  Due to these changes, quality risk management has become increasingly important from both a cost and marketing perspective. While the cost reduction benefits of an effective risk management program are clear for the armored carrier, they are even more significant to the customer, particularly banking customers. In the event of an armed robbery at the customer's place of business, the customer will suffer a business disruption and may be liable should one of its employees, customers or a bystander become injured. An armored carrier that can help prevent or avoid an incident may save its customer from incurring a multi-million dollar liability. Consequently, the strategy of establishing a risk management partnership between the armored service provider and the customer becomes more appealing to the customer once the customer recognizes the benefits of a comprehensive risk management program.

  ATM Services. ATM services represent the most dynamic growth sector of the armored transport industry and comprised 16.5%, 29.0% and 30.5% of the Company's revenues for the six months ended December 31, 1996 and the years ended December 31, 1997 and 1998, respectively. This segment of the industry is expected by the Company to grow significantly over the next several years. The expected growth results from a fundamental change in the retail delivery channel strategy of banks in the United States as traditional, full service bank branches are being replaced by ATMs, drive-through service centers and banks located in supermarkets and other non-traditional locations. Each individual point of distribution represents a potential service location and new revenue opportunity to the armored transport industry. Additionally, many ATM owners have begun outsourcing the servicing and maintenance of ATM locations formerly serviced and maintained internally, resulting in further growth prospects for this portion of the armored transport industry. As ATMs and other remote banking services expand, the Company is positioned to capitalize on business opportunities in this field. As a leading provider of ATM services in the United States, the Company believes that its experience, customer relationships, infrastructure and dominant position in this market will enable the Company to increase its revenues.

  ATM services consist of cash replenishment, deposit pick-up, and first-line and second-line maintenance services. Cash replenishment and deposit pick-up at ATM locations is substantially similar to normal ground transportation services with respect to the transport of cash. However, the servicing of ATM locations involves a greater degree of mechanical proficiency in that guards are required to disarm and reset alarms, change bill cassettes and perform various other administrative and mechanical tasks. First-line maintenance services involve correction of simple non-technical problems such as dislodging jammed bills and cards and refilling receipt paper, and are frequently provided by armored transport carriers. Second-line maintenance services consist of more complex technical ATM repairs and often require specialized training, diagnostic equipment and an inventory of parts.

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

  The frequency of cash replenishment of ATMs varies depending upon consumer use of an ATM location. High traffic ATM locations may require cash replenishment on a daily basis whereas low traffic locations may require service only once or twice per month. Deposit pick-ups at ATM locations that process banking deposits are typically executed on a daily basis. First-line and second-line maintenance calls are less predictable than cash replenishment and deposit pick-ups, but require the same level of prompt attention as scheduled ATM services.

  Cash Vault and Related Services. Cash vault and related services cover a wide array of activities from passive, secured storage of valuables such as currency, securities and computer chips to active services such as deposit processing and consolidation, change order preparation and coin wrapping. Cash vault and related services represented approximately 8.8%, 11.4% and 10.6% of the Company's revenues for the six months ended December 31, 1996 and the years ended December 31, 1997 and 1998, respectively. While cash vault and related services represent a relatively small portion of the Company's revenues and the armored transport industry's revenues, management expects this market to expand over the next several years as banks and other financial institutions continue the trend toward outsourcing such services. The Company also provides contract security officers to patrol and control access to customer facilities in Puerto Rico.

  Significant Customer. During 1998, two of the Company's customers merged. Had these two customers been treated as one account for 1998, they would have accounted for approximately 10.0% of the Company's total revenue.

  Seasonality. Although the Company's revenues are generally level throughout the year, revenues are favorably impacted slightly to the extent that demand for money increases during the major holiday seasons late in the year.

Business Strategy

  Management believes that Loomis, Fargo & Co. has several distinct competitive strengths within the armored transport industry including a strong national presence, the leading ATM services operation, and a management team experienced in reducing cost of risk while improving cash flow and profitability. The Company's business strategy is to capitalize on its competitive strengths by continuing to focus on the following initiatives:

    Promote the National Presence of Loomis, Fargo & Co. With services throughout the United States and Puerto Rico, the Company sees opportunities to continue to expand its business with national financial institutions and retail customers which require armored ground transport, ATM services and/or cash vault and related services in numerous locations across the country. Management believes that the ability to provide nationwide service is an important factor in the armored transport industry as banks expand geographically through the continued consolidation of the banking industry and as many other institutions shift toward centralized purchasing of goods and services. As one of only two armored transport providers in the United States with nationwide service, the Company is well positioned to augment its base of customers requiring broad geographic coverage. The Company has dedicated a segment of its sales force to exclusively manage national account relationships.

    Focus on Growing ATM Services Market. The Company provides ATM services nationwide, making it the leading provider of ATM services in the United States. The number of ATM locations continues to grow. Additionally, many ATM owners continue to outsource the servicing and maintenance of ATM locations formerly serviced and maintained internally. With its broad range of services and automated national dispatching system, the Company intends to build upon its leading position in the ATM services market.

    Reduce Cost of Risk and Emphasize Risk Management Partnership with Customers. Management intends to increase profitability not only by reducing the Company's overall cost of risk but also by using a risk management partnership approach with its customers as a means of differentiating the Company from its competitors. A comprehensive risk management program which emphasizes incident avoidance and loss minimization per incident has been implemented throughout all of the Company's operations. The program focuses on (i) employee culture and attitude, (ii) selectivity in hiring, (iii) operating procedures designed to recognize and avoid potential danger or accidents, (iv) safety and security procedures, including training in the proper use of firearms and the operation of the Company's vehicles, (v) limits on the amounts of cash or other valuables contained in a branch or vehicle or under the control of an employee, (vi) utilization of three-person crews and surveillance or chase cars in high-risk areas, and (vii) an extensive security oversight program, including surveillance and evaluation by AMSEC International ("AMSEC"), an independent, international security firm. This risk management program produced significant cost savings with respect to cargo loss and casualty liability claims for Loomis Armored over the five years prior to the consummation of the business combination with Wells Fargo Armored and has achieved similar success since the companies were combined.

  As the Company enters its third year of operations following the business combination, these initiatives have been implemented and have started to achieve positive results. The Company will continue to focus on these areas as well as turning more of its attention to growth, both through new business sales and higher customer retention. To provide the quality of service necessary to enhance customer loyalty in support of this business strategy, the Company emphasizes an operating philosophy dedicated to attracting and retaining quality, loyal employees. Management believes that a loyal employee base directly contributes to reducing cost of risk and improving customer service and that the combination of selectivity in hiring, a commitment to employee training, responsibility and safety, and competitive wage and benefit packages will enable the Company to attract and retain quality, loyal employees. The Company's employee turnover rates were approximately 45% and 41% for the years ended December 31, 1997 and 1998, respectively, which reflects an improvement from the turnover rate of Wells Fargo Armored of 62% for the year ended December 31, 1996.

Risk Management

  Management views the Company as a risk management partner rather than a transportation company. Cost of risk, in the form of armed robberies, other cargo losses, vehicular accidents or worker's compensation claims and insurance premiums, represents a key component of the Company's overall cost structure. The Company attempts to control its cost of risk by integrating risk management into all phases of its operations: corporate culture; hiring and training; customer and revenue management; operating procedures; and insurance, administration and claims management. The Company has continued to control cost of risk subsequent to the business combination with cost of risk at 9.5% and 7.9% of revenues for the years ended December 31, 1997 and 1998, respectively.

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

  Insurance, Administration and Claims Management. Insurance coverage underlies the Company's comprehensive risk management program. The two primary risks for which the Company carries insurance are cargo loss and casualty claims. The policies are underwritten by insurance companies rated A by the A.M. Best Company. In connection with its cargo loss coverage, Loomis, Fargo & Co. has a primary cash-in-transit insurance policy which allows the Company to participate in potential savings by actively managing claims with reduced fixed premiums and collateral costs, but affords the Company protection for catastrophic claims.

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

Government Regulation

  Federal legislation became effective in 1995 that abolished all interstate regulatory control over prices, routes and service to which the Company's business had been previously subject. The Company's operations continue to be subject to regulation by federal and state agencies with respect to safety of employees, operations and equipment, vehicle emissions and fuel storage tanks.

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

  As is the case with other companies engaged in similar businesses, the Company could incur costs relating to environmental compliance, including remediation costs related to historical hazardous materials handling and disposal practices at certain facilities. In the past, the Company has undertaken remedial activities to address on-site soil contamination caused by historical operations. None of these cleanups has resulted in any material liability. Currently, the Company is involved with remedial/closure activities at various locations, none of which is expected to have a material adverse effect on the Company's operations, financial condition or competitive position. As mentioned above, however, the risk of environmental liability and remediation costs is present in the Company's business and, therefore, there can be no assurance that material environmental costs, including remediation costs, will not arise in the future. In addition, it is possible that future developments (e.g., new regulations or stricter regulatory requirements) could result in the Company incurring material costs to comply with applicable environmental laws and regulations.

  As of December 31, 1998, the Company had identified 42 underground fuel storage tanks originally located on the properties owned or operated by it and acquired from Wells Fargo Armored. All of these tanks had been removed by December 31, 1998. Additional remediation is expected to be required for sites removed prior to or subsequent to the business combination where the Company has not received federal and/or state clearance related to contamination.

  Pursuant to the terms of the business combination between Loomis Armored and Wells Fargo Armored, the Company was indemnified by the former owners of the two companies for environmental liabilities associated with existing storage tanks and other known and identified environmental liabilities. The indemnification obligations survived until December 31, 1998. To the extent that there were remedial activities in process as of the date of termination of such indemnification obligations, the Company provided the former owners, as applicable, with written estimates in reasonable detail of the remaining costs and expenses expected to be incurred by the Company, which would otherwise have been covered by such indemnification.

  The Company entered into a binding agreement on March 22, 1999 whereby Borg-Warner agreed to pay the Company $1,450,000 to satisfy expenses which had been incurred and unpaid totaling $450,000 as well as a reasonable estimate of any future obligation for remediation on the sites where storage tanks had been removed. The Company recorded a receivable of $1,450,000 for this payment as well as an accrual for approximately $1.0 million, which is management's best estimate for remedial expenses to be incurred on these sites subsequent to December 31, 1998. No significant future expenses are expected to be incurred on the Loomis Armored sites where storage tanks have been removed. In most cases, the remediation expenses previously discussed are expected to be incurred over a number of years. During this period, the laws governing the remediation process may change and technological advances may occur that will affect the cost of remediation. Such developments will be periodically reviewed to determine if any adjustments to the Company's accrual for remediation costs is warranted.

Employees

  As of March 22, 1999, the Company employed approximately 7,590 full-time and part-time employees, most of who are drivers and/or guards. Of these employees, approximately 2,100 are represented by labor unions. The contracts covering the Company's unionized work force will expire at varying times over the next three years. The Company believes that its relations with its employees are good.

Item 2. Properties

  The Company's corporate headquarters consists of leased office space located in Houston, Texas. The Company's fleet of approximately 2,500 armored and other vehicles operates out of 161 branch and divisional facilities which provide service throughout the United States and Puerto Rico. Of these sites, 133 are leased and 28 are owned. All of the Company's owned properties have been pledged to secure the Company's indebtedness under the bank credit facility. The Company believes that its properties are suitable and adequate for their intended uses. However, additional locations may be constructed as warranted in order to expand services in certain areas or to consolidate existing locations for better geographic purposes.

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

  No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Common Stock of the Company is not publicly traded, and therefore has no established market price. On March 22, 1999 there were two shareholders of record of the Company's Common Stock. No cash dividends have been declared on the Common Stock nor does the Company anticipate paying any cash dividends on its Common Stock in the foreseeable future, and no retained earnings are available for the payment of dividends as of December 31, 1998. Furthermore, the Company is restricted under the terms of its senior credit facility and the indenture governing its senior subordinated notes from paying dividends unless certain conditions are met.

Item 6. Selected Financial Data

  The following summarizes historical financial data of Loomis, Fargo & Co., successor to Loomis Holding Corporation, for each of the three fiscal years in the period ended June 30, 1996, the six months ended December 31, 1996 and the years ended December 31, 1997 and 1998.

                                                      Six Months     Years Ended
                            Years Ended June 30          Ended       December 31
                         ---------------------------- December 31 ------------------
                           1994      1995      1996      1996     1997 (4)    1998
                         --------  --------  -------- ----------- --------  --------
                                              (in thousands)
Revenues................ $106,447  $115,136  $119,455   $65,765   $366,130  $384,303
Income (loss) before
 extraordinary item.....   (1,486)      (34)    1,127     2,196     (7,762)      281
Total assets............   39,935    38,879    39,755    43,046    219,435   191,036
Long-term obligations
 (1)....................   26,985    26,791    27,392    27,767    155,976   136,817
Other data:
  EBITDA (2)............    7,423     8,344     8,118     5,752     24,214    30,016
  Cost of Risk (3)......   10,578    10,134    10,210     3,974     34,710    30,286

--------
(1) Long-term obligations include debt, capital lease obligations, redeemable preferred stock and redeemable common stock options. This includes the current portion of debt and lease obligations.
(2) EBITDA is defined as earnings before interest, taxes, depreciation and amortization and excludes certain gains related to benefit plans of $1,677 in 1994 and $954 in 1996, the cumulative effect of a change in accounting principle of $(453) in 1994, and a $124 extraordinary item during the year ended December 31, 1997. EBITDA is presented because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company's ability to service and incur debt. EBITDA should not be considered in isolation from or as a substitute for net income, cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. In addition, the Company's calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.
(3) Cost of risk is defined as the total cost of cash-in-transit insurance coverage (cargo), casualty and other insurance (worker's compensation, automobile liability, general liability and other coverage), and surety and includes premiums, broker's fees, administration charges, payments under deductibles provisions, collateral fees and insurance-related incentive programs.
(4) The year ended December 31, 1997 includes the acquired operations of Wells Fargo Armored beginning January 24, 1997, as discussed in Note 4 to the consolidated financial statements of the Company and in Management's Discussion and Analysis of Financial Condition and Results of Operations, each included elsewhere herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Acquisition and Results of Operations

  The Company acquired certain assets and liabilities of Wells Fargo Armored on January 24, 1997. This acquisition has been accounted for under the purchase method. Therefore, the results for the year ended December 31, 1998 include the combined operations of the Company for the entire period while the 1997 amounts for the respective period include 23 days of Loomis Holding Corporation ("Loomis", the predecessor to the Company) alone and 342 days of the combined operations. The acquisition has a significant impact on the comparability of the years as Wells Fargo Armored's annual revenue base was almost twice as large as those of Loomis, property and equipment over twice as large, and net assets three times as large.

  The Company reported increases of 5.0% in revenues and 93.5% in operating income for the year ended December 31, 1998 as compared to the same period in 1997. In addition, net income of $0.3 million was earned during 1998 as compared to a $7.9 million net loss in 1997.

  Management believes that the improvement reflects the successful implementation of its merger integration strategy. In addition to realizing certain administrative cost savings anticipated in the combination, this strategy has focused on investing in improved compensation for front-line employees and enhanced crew complements to reduce the Company's cost of risk. Since the completion of the integration, employee turnover has declined and the cost of risk has improved. The Company's management also commenced a quality-of-revenue improvement initiative in the third quarter of 1997 directed primarily toward the acquired Wells Fargo Armored contracts. This initiative permitted the Company to eliminate unprofitable service hours from its routing structure while rationalizing its customer base. In addition to improving the results of operations, management believes that service quality has been upgraded as well. The Company has also benefited from the substantial decreases in fuel prices and the successful efforts to reduce the level of accounts receivable throughout 1998. These positive trends have allowed for an $18.9 million reduction in the amount outstanding under the Company's bank credit facility, thereby reducing interest expense.

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

                                           Year Ended December 31
                                ----------------------------------------------
                                   1997 As
                                   Reported     1997 Pro Forma       1998
                                --------------  --------------  --------------
                                               (in thousands)
Revenues....................... $366,130 100.0% $381,467 100.0% $384,303 100.0%
Cost of Operations:
  Payroll and related expense..  226,519  61.9   235,686  61.8   232,371  60.5
  Vehicle expense..............   49,882  13.6    51,732  13.6    48,200  12.5
  Facilities expense...........   15,510   4.2    16,110   4.2    15,870   4.1
  Other operating expenses.....   62,917  17.2    65,462  17.2    72,119  18.8
  Business combination
   expenses....................    3,167   0.9     3,167   0.8        --    --
                                -------- -----  -------- -----  -------- -----
Operating Income............... $  8,135   2.2% $  9,310   2.4% $ 15,743   4.1%
                                ======== =====  ======== =====  ======== =====

  The following table sets forth the Company's consolidated results of operations expressed as a percentage of revenue.

                                            Six Months
                                     Year      Ended         Year Ended
                                     Ended  December 31      December 31
                                    June 30 ------------  --------------------
                                     1996   1995   1996   1996   1997    1998
                                    ------- -----  -----  -----  -----   -----
Income Statement Data:
Revenues..........................   100.0% 100.0% 100.0% 100.0% 100.0%  100.0%
Cost of operations:
  Payroll and related expense.....    67.0   65.8   65.5   66.7   61.9    60.5
  Vehicle expense.................    11.7   12.1   11.6   11.5   13.6    12.5
  Facilities expense..............     4.3    4.4    4.0    4.1    4.2     4.1
  Other operating expenses........    14.3   14.5   13.3   13.7   17.2    18.8
  Expenses relating to the
   business combination...........      --     --     --     --    0.9      --
  Gains associated with benefit
   plans..........................    (0.8)    --     --   (0.7)    --      --
                                     -----  -----  -----  -----  -----   -----
Operating income..................     3.5    3.2    5.6    4.7    2.2     4.1
Interest expense..................     2.5    2.6    2.2    2.2    4.3     4.0
                                     -----  -----  -----  -----  -----   -----
Income (loss) before income taxes
 and extraordinary item...........     1.0    0.6    3.4    2.5   (2.1)    0.1
Income taxes......................     0.1    0.1    0.1    0.1     --      --
                                     -----  -----  -----  -----  -----   -----
Income (loss) before extraordinary
 item.............................     0.9    0.5    3.3    2.4   (2.1)    0.1
Extraordinary item................      --     --     --     --     --      --
                                     -----  -----  -----  -----  -----   -----
Net income (loss).................     0.9%   0.5%   3.3%   2.4%  (2.1)%   0.1%
                                     =====  =====  =====  =====  =====   =====

  As previously discussed, revenues and expenses for the year ended December 31, 1998 increased over the same period in 1997 partially due to the acquisition of Wells Fargo Armored on January 24, 1997. To facilitate meaningful analysis for the comparable years, the following discussion comparing 1997 to 1998 focuses on the pro forma results of operations for 1997 as well as these results expressed as a percentage of pro forma revenue and compares these figures with the respective amounts in 1998.

 Results of Operations--Pro Forma 1997 vs. 1998

  Revenues. Revenues increased from $381.5 million on a pro forma basis in 1997 to $384.3 million in 1998. These results were impacted by the loss of approximately 8.5% of the Wells Fargo Armored customer base, largely in the ATM market, early in 1997 as a result of pre-merger service related issues. Management took action to address the cause of these losses and does not anticipate a recurrence. In addition, the Company undertook its initiative to improve the quality of service and revenue on the acquired Wells Fargo Armored contracts during the second and third quarters of 1997. A majority of the acquired contracts were renegotiated with higher rates by the end of 1997. These rate increases resulted in higher revenues from the acquired contracts during the later part of 1997; however it also resulted in the loss of certain customers. This revenue initiative also included a conscious decision by management to discontinue relationships with specific customers that were unprofitable or did not meet the Company's strategic objectives. The success of the Company's quality-of-revenue initiative as well as other growth in the customer base have offset the early losses from the Wells Fargo Armored customer base. The following table analyzes revenues by the type of service (in millions):

                                        Year Ended December 31
                                        -----------------------          Pro
                                         1997    1997     1998  Actual  Forma
                                        Actual Pro Forma Actual Change  Change
                                        ------ --------- ------ ------  ------
Traditional armored transport
 services.............................. $218.3  $228.6   $226.5 $ 8.2   $(2.1)
ATM services...........................  106.0   109.4    117.3  11.3     7.9
Cash vault and related services........   41.8    43.5     40.5  (1.3)   (3.0)
                                        ------  ------   ------ -----   -----
  Total Revenues....................... $366.1  $381.5   $384.3 $18.2   $ 2.8
                                        ======  ======   ====== =====   =====

  Traditional armored transport services represented 60% of 1997's pro forma revenues and 59% of revenues during 1998. Conversely, ATM services comprised 29% and 31% of revenues during 1997 and 1998, respectively. The continued increase in ATM services revenue reflects the Company's strategic decision to develop this growing market segment. The number of ATMs deployed by banks and other network owners continues to expand throughout the United States.

  Payroll and related expense. Payroll and related expense decreased from $235.7 million on a pro forma basis in 1997 to $232.4 million in 1998. The expenses as a percentage of revenue decreased from 61.8% during 1997 to 60.5% during 1998. These decreases occurred even after the Company implemented (i) its business strategy of improved wages and fringe benefits throughout the acquired operations (ii) investments in two and three person crew complements to enhance security and (iii) a results-based incentive compensation plan that resulted in 1998 bonus expense totaling approximately $1.5 million. The decrease in payroll and related expense was principally related to route hour efficiencies gained during 1998 and a reduction in driver hours worked corresponding to the slight decrease in routes being serviced.

  Vehicle expense. Vehicle expense decreased from $51.7 million on a pro forma basis in 1997 to $48.2 million in 1998. The expenses as a percentage of revenues decreased from 13.6% during 1997 to 12.5% in 1998. These decreases were partially a result of the loss of Wells Fargo Armored customers in 1997, as previously discussed, resulting in a reduction in the number of truck hours required to service the remaining higher quality of revenue customers. Vehicle expense was also favorably impacted by fuel prices, which were approximately 20.0% lower during 1998. Finally, route efficiencies were achieved from the consolidation of branches and the restructuring of routes. Partially offsetting these decreases was an increase to vehicle communication costs due to the migration from radio systems using analog technology to a digital communication system.

  Facilities expense. Facilities expense decreased from $16.1 million on a pro forma basis in 1997 to $15.9 million in 1998. As a percentage of revenue, these expenses decreased slightly from 4.2% in 1997 to 4.1% in 1998.

  Other operating expenses. Other operating expenses increased from $65.5 million on a pro forma basis in 1997 to $72.1 million in 1998. These expenses as a percentage of revenue increased from 17.2% in 1997 to

18.8% in 1998. Other operating expenses include cash-in-transit insurance premiums and retained losses, costs of a centralized dispatch center, subcontracting costs, and the recruiting, testing and training of employees.

  Combined cash-in-transit insurance premiums and cargo losses totaled approximately $17.6 million on a pro forma basis in 1997 and $13.6 million in 1998. This decrease was primarily due to a substantial reduction in cargo losses during 1998. Offsetting this decrease was an approximate increase of $2.5 million in subcontracting costs related to a shift from coin operation work previously performed in-house, $1.7 million in additional employee related testing and recruiting, and $1.5 million of other decreases in operating expenses. Some of the employees previously involved with the coin operations were retrained for traditional crew positions as part of the enhanced crew complement and security improvements.

  In connection with the business combination, the Company recorded a liability for contracts acquired from Wells Fargo Armored for which variable costs exceeded revenues. Charges totaling $7.9 million were taken against this liability during 1997 with corresponding decreases in other operating expenses. All losses associated with these contracts had been incurred by December 31, 1997.

  Expenses relating to the business combination. Expenses of $3.2 million were recorded during 1997 for items relating to the purchase of Wells Fargo Armored. Included were the costs of maintaining the former Wells Fargo Armored corporate headquarters in Atlanta, temporary personnel and consultants required to convert the former Wells Fargo Armored systems to the Company's systems and costs of state registrations and surveys required by the new business entity. The Company does not anticipate any additional costs related to the business combination.

  Interest expense. Interest expense decreased from $16.3 million on a pro forma basis in 1997 to $15.3 million in 1998. Interest expense relates directly to the amounts outstanding on the Company's bank credit facility and the senior subordinated notes. While the amount of senior subordinated notes has not changed, the monthly average borrowings under the bank credit facility were approximately $12.0 million lower during 1998 resulting in reduced interest expense.

  Extraordinary item. An extraordinary item of $0.1 million, relating to the write-off of deferred financing costs associated with debt retired in January 1997, was recorded during 1997.

 Results of Operations--1996 vs. 1997 (as reported)

  Revenues. Revenues increased from $127.4 million in 1996 to $366.1 in 1997. The increase is primarily due to the acquisition of Wells Fargo Armored, which had revenue of $246.0 million in 1996, although approximately 8.5% of the Wells Fargo Armored customer base was lost early in 1997 as a result of pre-merger service issues. The success of the Company's quality-of-revenue improvement initiative, described below, as well as other growth in the customer base, have offset these early losses. The following table analyzes revenues by type of service (in millions):

                                                            Year Ended
                                                            December 31
                                                           -------------
                                                            1996   1997  Change
                                                           ------ ------ ------
      Traditional armored transport services.............. $ 97.1 $218.3 $121.2
      ATM services........................................   19.4  106.0   86.6
      Cash vault and related services.....................   10.9   41.8   30.9
                                                           ------ ------ ------
                                                           $127.4 $366.1 $238.7
                                                           ====== ====== ======

  Although the business combination caused all of the revenue categories to increase, the relative percentages of the three types of services changed significantly. In the year ended December 31, 1996, traditional armored transport services accounted for 76% of total revenues, with ATM and cash vault and related services providing 15% and 9%, respectively. In the year ended December 31, 1997, traditional armored transport services provided

60% of total revenues, ATM services provided 29% and cash vault and related services 11%. The significant increase in ATM services revenue reflects both the Company's strategic decision to develop this growing market segment and the strong presence of Wells Fargo Armored in the ATM services market.

  During the second and third quarters of 1997, the Company undertook an initiative to improve the quality of revenue of acquired Wells Fargo Armored contracts, concurrent with upgrades in service, crew complements and employee compensation rates, as discussed below. A majority of the acquired contracts were renegotiated by the end of 1997.

  Payroll and related expense. Payroll and related expense increased from $85.0 million in 1996 to $226.5 in 1997. Payroll and related expense as a percent of revenue decreased from 66.7% during 1996 to 61.9% during 1997. The increase in payroll and related expense was principally related to the Wells Fargo Armored employee wage base of approximately $122.3 million. During 1996, payroll and related expense at Wells Fargo Armored was approximately 55% of revenue. Consistent with its business strategy, the Company improved the wages and fringe benefits throughout the acquired operations and invested in improved crew complements to enhance security. These investments were offset somewhat by cost reductions achieved through reduced casualty costs, consolidation of the previous corporate and division administrative offices as well as ongoing efficiencies in operations in those markets previously served by both Loomis Armored and Wells Fargo Armored.

  Vehicle expense. Vehicle expense increased from $14.7 million in 1996 to $49.9 million in 1997, of which $31.2 million was related to the fleet acquired from Wells Fargo Armored. Vehicle expense as a percent of revenue increased from 11.5% during 1996 to 13.6% during 1997. The increase as a percentage of revenues can be attributed to the higher depreciation and lease expenses of the relatively newer fleet of Wells Fargo Armored acquired in the business combination. The number of armored vehicles in active service increased from approximately 950 to approximately 2,600 with the business combination.

  Facilities expense. Facilities expense increased from $5.2 million for in 1996 to $15.5 million in 1997. Facilities expense as a percent of revenue increased slightly from 4.1% during 1996 to 4.2% during 1997. The $10.3 million increase is related to the increased number of operating sites, from 69 to 168 sites, and the increased division and corporate facility space requirements associated with the purchase of Wells Fargo Armored.

  Other operating expenses. Other operating expenses increased from $17.5 million in 1996 to $62.9 million in 1997. Other operating expenses as a percent of revenue increased from 13.7% in 1996 to 17.2% during 1997. Other operating expenses included such expenses as cargo insurance premiums and losses, costs of a centralized dispatch center, and the testing, recruiting and training of employees. Other operating costs associated with the operations acquired from Wells Fargo Armored were approximately $37.6 million. Additionally, other operating expenses increased by $2.5 million for the amortization of goodwill related to the business combination. The combined cash-in-transit insurance premiums and cargo losses totaled $3.2 million and $17.0 million in 1996 and 1997, respectively, primarily due to the significant increase in cargo under coverage and the higher rate of cargo losses at the acquired Wells Fargo Armored facilities.

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

  Interest expense. Interest expense increased from $2.9 million in 1996 to $15.9 million in 1997. This increase relates directly to the Company's new bank credit facility and the issuance of the senior subordinated notes in connection with the business combination.

  Extraordinary item. An extraordinary item of $0.1 million, relating to the write-off of deferred financing costs associated with the debt retired in January 1997, was recorded in 1997.

 Six months ended December 31, 1995 compared with six months ended December 31, 1996

  Revenues. Revenues increased from $57.8 million for the six months ended December 31, 1995 to $65.8 million for the six months ended December 31, 1996. The following table analyzes revenues by type of service (in millions):

                                                              Six Months
                                                                 Ended
                                                              December 31
                                                              -----------
                                                              1995  1996  Change
                                                              ----- ----- ------
      Traditional armored transport services................. $48.2 $49.1  $0.9
      ATM services...........................................   4.5  10.9   6.4
      Cash vault and related services........................   5.1   5.8   0.7
                                                              ----- -----  ----
                                                              $57.8 $65.8  $8.0
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

  Payroll and related expense. Payroll and related expense increased from $38.0 million for the six months ended December 31, 1995 to $43.0 million for the six months ended December 31, 1996. Payroll and related expense as a percent of revenue decreased slightly from 65.8% for the six months ended December 31, 1995 to 65.5% for the six months ended December 31, 1996. The increase in payroll and related expenses is primarily attributable to additional personnel required to support the growing market for ATM services.

  Vehicle expense. Vehicle expense increased from $7.0 million for the six months ended December 31, 1995 to $7.6 million for the six months ended December 31, 1996. Vehicle expense as a percent of revenue decreased from 12.1% for the six months ended December 31, 1995 to 11.6% for the six months ended December 31, 1996. The primary reason for the $0.6 million increase in vehicle expense was related to an increase in the price of gasoline and diesel fuel. The reduction in vehicle expense as a percent of revenue primarily resulted from reduced vehicle repair expense as new armored vehicles have replaced older vehicles that had previously been utilized at near full capacity. The reduction in vehicle repairs has more than offset the increase in armored vehicle depreciation.

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

Liquidity and capital resources

  The Company's liquidity and capital resources changed significantly as a result of the business reorganization described in Note 1 to the consolidated financial statements and the acquisition of Wells Fargo Armored described in
Note 4 to the consolidated financial statements each included elsewhere herein. Total cash and cash equivalents at December 31, 1997 and 1998 were $3.7 million and $2.5 million, respectively. Changes in cash and cash equivalents are described in the statements of cash flows, which are summarized below (in millions):

                                                                  Year Ended
                                                                 December 31
                                                                ---------------
                                                                 1997     1998
                                                                -------  ------
      Net cash provided by operating activities...............  $  11.1  $ 28.7
      Net cash used in investing activities...................   (112.5)  (10.3)
      Net cash provided by (used in) financing activities.....    104.1   (19.5)
                                                                -------  ------
        Net increase (decrease) in cash and cash equivalents..  $   2.7  $ (1.1)
                                                                =======  ======

 Operating Activities

  The net cash provided by operating activities more than doubled in 1998 as compared to 1997. This increase was primarily a result of (i) the Company recorded net income in 1998 of $0.3 million compared to a 1997 loss of $7.9 million, (ii) accounts receivable decreased by $21.4 million during 1998 largely due to improvements to the Company's billing system and collection efforts, and (iii) an offsetting decrease in accrued expenses of $10.1 million primarily due to an $11.7 million payment to the Company's insurance carrier in January 1998 related to the recovery of a 1997 cargo loss.

 Investing Activities

  The cash used in 1998 investing activities primarily related to acquisitions of property and equipment, whereas the 1997 amount included $105.1 million for the purchase of Wells Fargo Armored.

  Planned capital expenditures for 1999 are expected to total approximately $16.0 million, which will depend largely on the growth rate experienced. These expenditures will be financed primarily through operating cash flows.

 Financing Activities

  During 1998, net repayments of $18.9 million were made against the Company's bank credit facility. This reduction in debt was achieved despite the $11.7 million payment to the Company's insurance carrier, which was financed by the bank credit facility in January 1998. One of the primary reasons for the Company's ability to reduce the level of debt was the reduction in accounts receivable occurring during 1998 as previously discussed. Monthly average borrowings under the bank credit facility were approximately $12.0 million lower during 1998 as compared to 1997.

  The Company's balance sheet reflected a working capital deficit of $17.2 million at December 31, 1998. The Company is highly leveraged, with long-term liabilities comprising 75% of total liabilities and stockholders' deficit at December 31, 1998. Any significant payments made to the Loomis Stockholders Trust, as discussed in Note 5 to the consolidated financial statements included elsewhere herein, are expected to be financed through the revolving bank credit facility.

  The Company's revolving bank credit facility provided aggregate commitments of $105.0 million at December 1998. Under the facility, funds can be borrowed either for unspecified periods of time at a base rate tied to the bank's prime rate, or for set periods of time under variable rates tied to LIBOR. The facility includes guarantees of letters of credit, of which approximately $17.2 million were outstanding at December 31, 1998. Remaining commitments available under the facility at December 31, 1998 were $42.7 million.

  The credit facility agreement includes a step-down of commitments over the final four years of the facility, as described in Note 5 to the consolidated financial statements included elsewhere herein. By December 1999, total commitments under the bank credit facility will decrease to $90.0 million. It is anticipated that letters of credit requirements, principally for casualty liabilities, should not exceed $20.0 million by December 31, 1999, leaving $70.0 million in available borrowing capacity. Management believes that the operating cash flow and this remaining financing commitment will be more than adequate to fund future operating needs, capital expenditures, and any repayment of the NOL note, which is expected to be partially repaid in 1999. See Note 5 to the consolidated financial statements included elsewhere herein.

Impact of Year 2000

  The Year 2000 computer issue is predominantly the result of many software programs categorizing the "year" in a two-digit format. Such programs may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors and a disruption in the operation of such systems. The Year 2000 issue creates potential risks for the Company in both the Information Technology ("IT") and non-IT systems that are depended on in various aspects of the business operations. Loomis, Fargo & Co. may also be exposed to risks from third parties with whom the Company interacts who fail to adequately address their own Year 2000 issues.

  The Company has established an internally staffed Year 2000 Readiness Committee to address Year 2000 issues. The five objectives of this committee are to create awareness, conduct assessment, complete renovation of critical and important items, validate or test the success of the changes, and oversee implementation of those tested changes into the Company's business processes.

 State of Readiness

  The Company is preparing for the impact of the arrival of the Year 2000 on its internal business systems and equipment, and on the services and equipment from its suppliers, business partners and customers. The systems potentially impacted include 1) information systems software and hardware (e.g. billing, route/productivity, accounting and associated systems, personal computers/software and various end-user developed applications) and 2) building facilities and operations equipment (e.g. national customer service center, locking devices, communications, vehicles and alarms).

 Assessment

  The assessment phase entails a company-wide inventory of all hardware and software (including business and operational applications and operating systems) that may be at risk, and identification of key third-party businesses whose Year 2000 failures might also significantly impact the Company. The centralized IT system inventory process has been completed and the inventories of the branch offices and key third-party business relationships (to include all non-IT systems) are expected to be completed by March 31, 1999.

  Once each at-risk system or item of equipment has been identified, the Year 2000 Committee will assess how critical the system is to business operations and the potential impact of failure, in order to establish priorities for repair or replacement. Systems are classified as "critical," "important" or "non-critical." A "critical" system is one that, if not operational, would cause the shutdown of all or a portion of a business immediately, while an "important" system is one that would likely cause such a shutdown within a short period of time. Once this process is completed for all systems, the resulting identification of business systems that are either "critical" or "important" will determine which items will be prioritized in our testing and certification program and the allocation of resources.

  Assessment also involves the development of appropriate remedial strategies for both IT and non-IT systems. These strategies may include repairing, testing and certifying, replacing or abandoning particular systems. The strategy phase has been completed for all IT systems. For some non-IT embedded systems, strategy development will be determined as previously described and will commence in late March. The process of analysis, certification, replacement or "workaround" for embedded systems in the branch offices is expected to consume the first half of 1999.

  Several significant assessments have been made to date. The Company's core financial reporting and contract billing systems were upgraded in July 1998. Additionally, the key system located at the centralized dispatch center was replaced during 1998. Confirmation was received from the vendors that these systems were Year 2000 ready prior to their being installed. Since the Company's core business relates to the transportation and handling of valuables, the truck fleet and its supporting infrastructure is being rigorously reviewed. To date, there have been no significant issues identified with the fleet viability as it pertains to Year 2000. In addition, confirmation has been received from the major truck supplier that the engines which have been supplied for the Company's use will not cease functioning because of the Year 2000 transition. Finally, the vendor that supplies the electronic locks that Loomis, Fargo & Co. installs on customers' ATMs for added security, has assured the Company that their product is Year 2000 ready.

 Remediation

  The remediation phase involves creating plans, marshalling necessary resources and executing the strategies chosen. For non-critical systems, most corrections are expected to be completed by December 31, 1999. For those systems that are not expected to be reliably functional after January 1, 2000, detailed manual workaround plans will be developed prior to the end of 1999.

 Testing and Certification

  This phase includes establishing a test environment, performing systems testing (with third parties if necessary), and certifying the results. The Company expects all critical IT systems to be IT certified by mid-1999. Testing for non-IT systems has not yet been initiated and due to the reliance on many third-party vendors for these systems, the Company cannot estimate precisely when this phase will be completed. Our target for all critical and important non-IT systems is late-1999. We have initiated written and telephone communications with key third-party suppliers/vendors, as well as public and private providers of infrastructure services, to ascertain and evaluate their efforts in addressing Year 2000 readiness. It is anticipated that the majority of testing and certification with these entities will occur in 1999.

 Third-Party Exposure

  The Company is tracking the Year 2000 readiness status of its material vendors and suppliers via the Company's own internal vendor readiness effort. Loomis, Fargo & Co. is aggressively seeking Year 2000 certification from these companies, especially because of the dependent business relationships deemed critical by the Year 2000 Readiness Committee. Year 2000 correspondence is being sent to critical vendors and suppliers, with continued follow-up for those who fail to respond. To date, the Company is not aware of any problems that would materially impact results of operations, liquidity or capital resources; however, the Company has no means of ensuring that these suppliers and vendors will be Year 2000 ready. The inability of those parties to complete their Year 2000 resolution process could materially impact the Company. In late-1999, the Company expects to implement additional procedures for assessing the Year 2000 readiness status of its most critical vendors and will modify its contingency plans accordingly.

 Costs

  The Company does not expect that the costs associated with its Year 2000 efforts will be material. The Company estimates aggregate expenditures of approximately $1.1 million to address Year 2000 issues and is being funded through operating cash flows. These aggregate expenditures include $0.5 million of costs that are being charged to expense and $0.6 million of costs, related to the accelerated replacement of non-compliant systems due to Year 2000 issues, which will be capitalized. The total amount expended through December 31, 1998 was approximately $0.2 million, all of which was expensed. These estimated costs do not include costs incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 ready nor do they include any potential costs related to any customer or other claim or costs to implement any contingency plans. In addition, these cost estimates are based on current assessments of the ongoing activities described above, and are subject to changes as the Company continuously monitors these activities.

 Risks

  The following describes the Company's most reasonably likely worst-case scenario, given current uncertainties. If our renovated or replaced internal information technology systems fail the testing phase, or any software application or embedded microprocessors central to the Loomis, Fargo & Co's. operations are overlooked in the assessment or remediation phases, significant problems including delays may be incurred in billing major customers for services performed. If our major customers' systems do not become Year 2000 ready on a timely basis, Loomis, Fargo & Co. will have problems and incur delays in receiving and processing correct reimbursement. If the vendors or suppliers fail to become Year 2000 ready, we may be unable to provide pickup and delivery services to our customers.

  If any of these uncertainties were to occur, the Company's core business, financial condition and results of operations would be adversely affected. The Company is unable to assess the likelihood of such events occurring or the extent of the effect on its organization.

  Based on the Company's current assessment efforts, management does not believe that Year 2000 issues will have a material adverse effect on its financial condition or results of operations. However, the Company's Year 2000 issues and any potential business interruptions, costs, damages or losses related thereto, are dependent, to a certain degree, upon the Year 2000 readiness of third parties such as customers, governmental agencies, vendors and suppliers. Consequently, the Company is unable to determine at this time whether Year 2000 failures will materially affect the Company. The Company believes that its readiness efforts have and will reduce the impact on the Company of any such failures.

 Contingency Planning

  This phase involves addressing any remaining open issues expected in 1999 and early 2000. As a precautionary measure, the Company is currently developing contingency plans for all systems that are not expected to be Year 2000 ready.

  Loomis, Fargo & Co. is working jointly with customers, strategic vendors and business partners to identify and resolve any Year 2000 issues that may impact the Company. However, there can be no assurance that the companies with which the Company does business will achieve a Year 2000 conversion in a timely fashion, or that such failure by another company to convert will not have a material adverse effect on Loomis, Fargo & Co. Therefore, we have begun to develop a detailed and comprehensive "Business Contingency Plan" designed to address situations that may result if the Company or any of the third parties upon which we are dependent is unable to achieve Year 2000 readiness.

 Year 2000 Forward-Looking Statements

  The foregoing Year 2000 discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, anticipated costs and the dates by which the Company expects to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant IT and non-IT systems, results of Year 2000 testing, adequate resolution of Year 2000 issues by businesses and other third parties who are service providers, suppliers or customers of the

Company, unanticipated system costs, the adequacy of and ability to develop and implement contingency plans and similar uncertainties. The "forward-looking statements" made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Item 7a: Quantitative and Qualitative Disclosures About Market Risk

  The following discussion about the Company's market risk includes "forward-looking" statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

  The Company is exposed to market risks, including interest risk and commodity price risk (i.e., fuel prices). The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate the Company's exposure to such changes. See the notes to the consolidated financial statements included elsewhere herein for a description of the Company's accounting policies and other information related to these financial instruments.

  Interest Rate Risk. The Company manages interest rate risk through the use of a combination of fixed and floating rate debt facilities. The $85.0 million of subordinated notes have a fixed rate of 10.0% and a market value which approximates the carrying value at December 31, 1998 based on quoted market prices. The market value of these subordinated notes would not be significantly impacted by a 100 basis point increase in interest rates. The Company's credit facility is variable-rate based on either LIBOR or a base rate tied to the bank's prime rate. The individual tranches borrowed under the LIBOR portion of the credit facility ($44.0 million at December 31, 1998) have terms of ninety days or less and have the interest rate fixed at the time the funds are obtained. Borrowings under the base rate portion of the credit facility ($1.1 million at December 31, 1998) are for unspecified periods with a variable rate tied to the bank's prime rate. An increase in interest rates of 100 basis points would not materially increase the Company's interest expense.

  Fuel Price Risk. The Company operates in the transportation industry and is therefore subject to risks related to the price of fuel. While the Company mitigates this risk by periodically entering into contracts with certain fuel vendors that agree to provide fuel at a fixed rate, these contracts normally have short (typically ninety day) terms at which time the prices are adjusted to reflect changes in the market. Based on the Company's 1999 projected fuel consumption, a 10% increase in fuel prices would impact the Company's annual vehicle expense by approximately $0.9 million. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company.

Item 8. Financial Statements and Supplementary Data

                                     INDEX

Report of Independent Auditors.............................................   21
Consolidated Balance Sheets as of December 31, 1997 and 1998...............   22
Consolidated Statements of Operations for the year ended June 30, 1996, the six months ended December 31, 1996 and the years ended December 31, 1997
 and 1998..................................................................   23
Consolidated Statements of Cash Flows for the year ended June 30, 1996, the six months ended December 31, 1996 and the years ended December 31, 1997
 and 1998..................................................................   24
Consolidated Statements of Stockholders' Deficit for the year ended
 June 30, 1996, the six months ended December 31, 1996 and the years ended
 December 31, 1997 and 1998................................................   25
Notes to Consolidated Financial Statements.................................   26

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Loomis, Fargo & Co.

  We have audited the accompanying consolidated balance sheets of Loomis, Fargo & Co. as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended June 30, 1996, the six months ended December 31, 1996, and for each of the two years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Loomis, Fargo & Co. at December 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for the year ended June 30, 1996, the six months ended December 31, 1996, and for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ ERNST & YOUNG LLP

Houston, Texas
March 22, 1999

                              LOOMIS, FARGO & CO.

                          CONSOLIDATED BALANCE SHEETS

                                                               December 31
                                                            ------------------
                                                              1997      1998
                          ASSETS                            --------  --------
                                                             (in thousands)
Current assets:
  Cash and cash equivalents................................ $  3,659  $  2,548
  Trade accounts receivable, net...........................   44,339    27,525
  Other receivables........................................    7,846     2,736
  Parts and supplies.......................................    1,350       998
  Prepaid expenses.........................................    3,334     2,967
                                                            --------  --------
    Total current assets...................................   60,528    36,774

Property and equipment:
  Land.....................................................    5,486     5,420
  Buildings................................................   11,061    11,306
  Armored trucks and other vehicles........................   35,226    40,242
  Other equipment..........................................   20,230    23,231
  Leasehold improvements...................................    6,853     7,785
                                                            --------  --------
                                                              78,856    87,984
  Less accumulated depreciation and amortization...........   37,199    47,248
                                                            --------  --------
    Property and equipment, net............................   41,657    40,736

Deferred tax assets, net...................................      --      3,608
Intangible assets, net.....................................  112,421   105,943
Other assets, net..........................................    4,829     3,975
                                                            --------  --------
Total assets............................................... $219,435  $191,036
                                                            ========  ========

           LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable......................................... $ 20,499  $ 21,044
  Accrued expenses and other current liabilities...........   44,754    29,549
  Current portion, long-term debt--affiliates..............      --      3,000
  Current portion, capital lease obligations...............      669       411
                                                            --------  --------
    Total current liabilities..............................   65,922    54,004

Long-term liabilities:
  Long-term debt--affiliates...............................    5,796     2,988
  Long-term debt--other....................................  149,000   130,100
  Capital lease obligations................................      511       318
  Other long-term liabilities..............................    5,474    10,613
                                                            --------  --------
    Total long-term liabilities............................  160,781   144,019

Stockholders' deficit:
  Common stock, par value $.01 per share: Authorized
   shares--20,000,000; Issued and outstanding shares--
   10,000,000..............................................      100       100
  Additional paid-in capital...............................   24,755    24,755
  Accumulated deficit......................................  (32,123)  (31,842)
                                                            --------  --------
    Total stockholders' deficit............................   (7,268)   (6,987)
                                                            --------  --------
Total liabilities and stockholders' deficit................ $219,435  $191,036
                                                            ========  ========

                            See accompanying notes.

                              LOOMIS, FARGO & CO.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Year    Six Months
                                  Ended       Ended    Year Ended  Year Ended
                                 June 30   December 31 December 31 December 31
                                   1996       1996        1997        1998
                                 --------  ----------- ----------- -----------
                                                (in thousands)
Revenues........................ $119,455    $65,765    $366,130    $384,303
Cost of operations:
  Payroll and related expense...   79,974     43,031     226,519     232,371
  Vehicle expense...............   14,035      7,637      49,882      48,200
  Facilities expense............    5,094      2,661      15,510      15,870
  Other operating expenses......   17,120      8,745      62,917      72,119
  Expenses relating to the
   business combination.........       --         --       3,167          --
  Gains associated with benefit
   plans........................     (954)        --          --          --
                                 --------    -------    --------    --------
                                  115,269     62,074     357,995     368,560
                                 --------    -------    --------    --------
Operating income................    4,186      3,691       8,135      15,743
                                 --------    -------    --------    --------
Interest expense--affiliates....    1,099        550         525         192
Interest expense--other.........    1,882        895      15,372      15,090
                                 --------    -------    --------    --------
                                    2,981      1,445      15,897      15,282
                                 --------    -------    --------    --------
Income (loss) before income
 taxes and extraordinary item...    1,205      2,246      (7,762)        461
Income taxes....................       78         50          --         180
                                 --------    -------    --------    --------
Income (loss) before
 extraordinary item.............    1,127      2,196      (7,762)        281
Extraordinary item..............       --         --         124          --
                                 --------    -------    --------    --------
Net income (loss)...............    1,127      2,196      (7,886)        281
Increase in value of redeemable
 warrants.......................      327         --          --          --
                                 --------    -------    --------    --------
Net income (loss) available to
 common stockholders............ $    800    $ 2,196    $ (7,886)   $    281
                                 ========    =======    ========    ========


                            See accompanying notes.

                              LOOMIS, FARGO & CO.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Year    Six Months
                                    Ended      Ended    Year Ended  Year Ended
                                   June 30  December 31 December 31 December 31
                                    1996       1996        1997        1998
                                   -------  ----------- ----------- -----------
                                                 (in thousands)
Operating activities
Net income (loss)................  $1,127     $2,196     $ (7,886)    $   281
Adjustments to reconcile net
 income (loss) to net cash
 provided by operating
 activities:
  Depreciation expense...........   3,845      1,947       13,333      11,361
  Amortization of goodwill.......   1,041        114        2,746       2,912
  Accretion of discounts.........      48         16          454         192
  Amortization of financing
   costs.........................      --         --          898         958
  Deferred taxes.................      --         --           --         (42)
  (Gain) loss on disposal of
   property and equipment........      92          3           89         (43)
  Provision for allowance for
   doubtful accounts.............      14         68          708       2,229
  Accrued management fees........     175         88           23          --
  Postretirement benefits other
   than pensions.................    (954)        --           --          --
  Change in restricted cash......      (5)       (31)       1,536          --
  Changes in assets and
   liabilities, net of effect of
   acquisition:
    Trade accounts receivable....  (2,135)    (1,788)      (9,549)     14,585
    Other receivables............    (239)      (127)      (6,362)      5,110
    Parts and supplies...........     (62)        55         (196)        352
    Prepaid expenses.............     191        738          316         367
    Accounts payable.............     733     (2,091)       4,050         545
    Accrued expenses and other
     long-term liabilities.......     (34)       (63)      10,910     (10,066)
                                   ------     ------     --------     -------
Net cash provided by operating
 activities......................   3,837      1,125       11,070      28,741
                                   ------     ------     --------     -------
Investing activities
Purchase of Wells Fargo Armored..      --       (766)    (105,116)         --
Acquisition of property and
 equipment.......................  (1,930)    (1,355)      (7,523)    (10,592)
Proceeds from sale of property
 and equipment...................     162          1          117         294
                                   ------     ------     --------     -------
Net cash used in investing
 activities......................  (1,768)    (2,120)    (112,522)    (10,298)
                                   ------     ------     --------     -------
Financing activities
Net borrowings (repayments) of
 debt............................    (444)       272       39,528     (18,900)
Repayments of capital lease
 obligations.....................     (76)      (107)        (960)       (550)
Issuance of senior subordinated
 notes...........................      --         --       85,000          --
Payment of accrued management
 fees............................      --         --       (1,598)         --
Financing costs related to debt..      --        (76)      (5,651)       (104)
Redemption of preferred stock....      --         --       (3,500)         --
Exercise of common stock
 warrants........................      --         --           96          --
Distributions to stockholders....      --         --       (8,737)         --
Other............................     (80)       (32)          --          --
                                   ------     ------     --------     -------
Net cash provided by (used in)
 financing activities............    (600)        57      104,178     (19,554)
                                   ------     ------     --------     -------
Net increase (decrease) in cash
 and cash equivalents............   1,469       (938)       2,726      (1,111)
Cash and cash equivalents at
 beginning of period *...........     402      1,871          933       3,659
                                   ------     ------     --------     -------
Cash and cash equivalents at end
 of period *.....................  $1,871     $  933     $  3,659     $ 2,548
                                   ======     ======     ========     =======

--------
* Excludes restricted cash and cash equivalents of $1,500, $1,505 and $1,536 at June 30, 1995, June 30, 1996 and December 31, 1996.

                            See accompanying notes.

                              LOOMIS, FARGO & CO.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                          Common  Common   Common         Additional
                           Stock   Stock   Stock   Common  Paid-In   Accumulated
                          Class A Class B Warrants Stock   Capital     Deficit
                          ------- ------- -------- ------ ---------- -----------
                                              (in thousands)
Balances at June 30,
 1995...................   $ 15    $ --    $ 304    $ --   $ 1,485    $(13,154)
Net income..............     --      --       --      --        --       1,127
Increase in value of
 redeemable warrants....     --      --       --      --        --        (327)
                           ----    ----    -----    ----   -------    --------
Balances at June 30,
 1996...................     15      --      304      --     1,485     (12,354)
Net income..............     --      --       --      --        --       2,196
                           ----    ----    -----    ----   -------    --------
Balances at December 31,
 1996...................     15      --      304      --     1,485     (10,158)
Exercise of common stock
 warrants...............      9       3     (304)     --       743          --
Distribution to Loomis
 Holding Corporation
 stockholders...........     --      --       --      --        --     (14,079)
Exchange of common stock
 of Loomis Holding
 Corporation for common
 stock of Loomis, Fargo
 & Co...................    (24)     (3)      --      51       (24)         --
Issuance of common stock
 as part of the purchase
 consideration for Wells
 Fargo Armored..........     --      --       --      49    22,551          --
Net loss................     --      --       --      --        --      (7,886)
                           ----    ----    -----    ----   -------    --------
Balances at December 31,
 1997...................     --      --       --     100    24,755     (32,123)
Net income..............     --      --       --      --        --         281
                           ----    ----    -----    ----   -------    --------
Balances at December 31,
 1998...................   $ --    $ --    $  --    $100   $24,755    $(31,842)
                           ====    ====    =====    ====   =======    ========


                            See accompanying notes.

                              LOOMIS, FARGO & CO.

                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

Note 1. Basis of Presentation and Background

  Loomis, Fargo & Co., (together with its subsidiaries, "Loomis" or the "Company"), a Delaware corporation, was incorporated in August 1996. On January 24, 1997, Loomis Holding Corporation, a Delaware corporation, completed its reorganization into Loomis, Fargo & Co. and acquired certain assets and assumed certain liabilities of Wells Fargo Armored Service Corporation ("Wells Fargo Armored"), a wholly owned subsidiary of Borg-Warner Security Corporation ("Borg-Warner"). The reorganization involved the exchange of all outstanding Common Stock of Loomis Holding Corporation for 5,100,000 shares of the Common Stock of the Company, which concurrently were transferred to a business trust owned by the former stockholders of Loomis Holding Corporation (the "Loomis Stockholders Trust").

  The Company owns LFC Holding Corporation (formerly Loomis Holding Corporation), which in turn owns Loomis, Fargo & Co., a Texas corporation, (formerly Loomis Armored Inc. which was originally incorporated in 1928). Loomis, Fargo & Co. (the Texas corporation) has a subsidiary, Loomis, Fargo & Co. of Puerto Rico, a Tennessee corporation.

  The Company provides armored car transport services to a variety of financial, commercial, industrial and retail establishments within the United States and Puerto Rico. It offers secure, expedited transportation and protection for a variety of valuable commodities such as coin and currency, negotiable and nonnegotiable securities, precious metals, bullion, food coupons, gems and works of art. In addition, Loomis provides extensive automatic teller machine ("ATM") services including cash replenishment, deposit pick-up and first-line and second-line maintenance services. The Company also offers several ancillary services including secured storage of valuables, such as currency, securities and computer chips, deposit processing and consolidation, change order preparation and coin wrapping. The Company also provides contract security officers to patrol and control access to customer facilities in Puerto Rico.

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

 Environmental Remediation Costs

  The Company accrues for expenses associated with environmental remediation obligations when such expenses are probable and reasonably estimable. Accruals for estimated costs associated with environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such

                              LOOMIS, FARGO & CO.

                               December 31, 1998

accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as an asset when their receipt is deemed probable.

 Property and Equipment

  Property and equipment, which include assets resulting from capital leases, are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

             Buildings.................... 15-40 years
             Armored trucks and other
              vehicles....................  2-12 years
             Other equipment..............  2-15 years

  Leasehold improvements are amortized over the terms of the related leases or the useful lives of the improvements, whichever is less. Repairs and maintenance are charged to expense as incurred.

  The Company acquired $301,000, $1,216,000, $149,000 and $99,000 of assets under capital lease agreements in the year ended June 30, 1996, the six months ended December 31, 1996 and the years ended December 31, 1997 and 1998, respectively, primarily for equipment and vehicles. The gross amount of assets recorded under capital leases was approximately $1,851,000 and $1,950,000 at December 31, 1997 and 1998, respectively. Accumulated depreciation related to capital leases amounted to approximately $885,000 and $1,364,000 at December 31, 1997 and 1998, respectively.

 Goodwill

  Goodwill resulting from the 1991 purchase acquisition of Loomis Armored Inc. and from the 1997 purchase of Wells Fargo Armored, described in Note 4, represents the excess of cost over the fair value of assets acquired and is being amortized on a straight-line basis over 40 years. Amortization expense on these assets was $1,041,000, $114,000, $2,746,000 and $2,912,000 for the
year ended June 30, 1996, the six months ended December 31, 1996 and the years ended December 31, 1997 and 1998, respectively.

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

 Fair Value of Financial Instruments

  The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The carrying amount of the Company's bank credit facility approximates fair value because the debt arrangement accrues interest at variable rates based on current market rates. The fair value of the Company's 10% senior subordinated notes approximates its carrying value at December 31, 1998 based on the quoted market price.

 Stock-Based Compensation

  The Company grants stock options to employees for a fixed number of shares with an exercise price no less than the fair value of the shares at the date of grant. The Company has elected to follow Accounting Principles

                              LOOMIS, FARGO & CO.

                               December 31, 1998

Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is no less than the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

 New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS No. 133 requires that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not anticipate that the new standard will have a material impact on the financial statements.

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

 Significant Customer

  During 1998, two of the Company's customers merged. Had these two customers been treated as one account for 1998, they would have accounted for approximately 10.0% of the Company's total revenue.

                              LOOMIS, FARGO & CO.

                               December 31, 1998


Note 3. Balance Sheet Data

  Detailed balance sheet data are as follows (in thousands):

                                                                December 31
                                                             ------------------
                                                               1997      1998
                                                             --------  --------
Trade accounts receivable:
  Gross trade accounts receivable........................... $ 69,018  $ 49,275
  Unearned revenues.........................................  (24,179)  (19,526)
  Allowance for doubtful accounts...........................     (500)   (2,224)
                                                             --------  --------
    Net trade accounts receivable........................... $ 44,339  $ 27,525
                                                             ========  ========
Intangible assets:
  Goodwill.................................................. $116,469  $112,903
  Less accumulated amortization.............................   (4,048)   (6,960)
                                                             --------  --------
    Net intangible assets................................... $112,421  $105,943
                                                             ========  ========
Other assets:
  Deferred financing costs.................................. $  5,727  $  5,831
  Less accumulated amortization.............................     (898)   (1,856)
                                                             --------  --------
    Net other assets........................................ $  4,829  $  3,975
                                                             ========  ========
Accrued expenses and other current liabilities:
  Cargo, casualty and other insurance expenses.............. $  7,474  $  7,746
  Cargo loss recoveries payable to insurer..................   16,200        --
  Payroll and related expenses..............................    8,767    11,004
  Interest..................................................    4,577     4,281
  Other.....................................................    7,736     6,518
                                                             --------  --------
    Total accrued expenses and other current liabilities.... $ 44,754  $ 29,549
                                                             ========  ========

Note 4. Purchase of Wells Fargo Armored Service Corporation

  On January 24, 1997, the Company purchased certain assets and assumed certain liabilities of Wells Fargo Armored, a wholly-owned subsidiary of Borg-Warner (See Note 1). The acquisition was accounted for using the purchase method of accounting. The aggregate purchase price for the assets acquired and the liabilities assumed was approximately $128,482,000, which included cash payments of $105,882,000 and the issuance of 4,900,000 shares of the Common Stock of the Company. The purchase price has been allocated to the net assets acquired and liabilities assumed. The balance sheet reflects adjustments to record acquired assets and assumed liabilities at their fair market values and to conform certain accounting policies of Wells Fargo Armored to the policies of the Company. The excess of the purchase price over the net tangible assets acquired, approximately $107,316,000, has been allocated to goodwill, which is being amortized over 40 years.

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

                              LOOMIS, FARGO & CO.

                               December 31, 1998

which aggregated approximately $7,900,000. All services required under such contracts were completed by December 31, 1997.

  Concurrent with the acquisition, the Company repaid substantially all of the long-term obligations of Loomis Holding Corporation, replaced its existing line of credit with a $115,000,000 revolving bank credit facility and issued $85,000,000 of 10% unsecured subordinated notes due in 2004 (See Note 5).

  The consolidated statements of operations and of cash flows presented for the year ended June 30, 1996 and the six months ended December 31, 1996 are those of Loomis Holding Corporation, predecessor to the Company. The statements of operations and cash flows presented for the years ended December 31, 1997 and 1998 include the transactions of Loomis Holding Corporation for the twenty-three days before the business combination on January 24, 1997, and those of the Company subsequent to the combination.

  The following unaudited pro forma information presents a summary of the consolidated results of the Company, including Wells Fargo Armored, as if the consummation of the purchase and restructuring of the Company's debt and capital structure had occurred on January 1, 1996. These pro forma results have been included for comparative purposes only and do not purport to be indicative of the results that actually would have been achieved had the acquisition occurred on January 1, 1996 or of those results that may be obtained in the future (in thousands):

                                                        Year Ended December 31
                                                        -----------------------
                                                           1996        1997
                                                        ----------- -----------
      Revenues.........................................    $373,742    $381,467
                                                        =========== ===========
      Net income (loss)................................ $     2,873 $    (7,933)
                                                        =========== ===========

  The net income (loss) presented above includes pro forma adjustments to (i) interest expense to reflect the Company's revised capital structure after the business combination and (ii) depreciation of property and equipment and amortization of goodwill to reflect the effects of purchase accounting.

Note 5. Debt

  Long-term debt consists of the following (in thousands):

                                                                 December 31
                                                              -----------------
                                                                1997     1998
                                                              -------- --------
      10% senior subordinated notes.......................... $ 85,000 $ 85,000
      Bank credit facility...................................   64,000   45,100
      Non-interest bearing NOL note..........................    6,000    6,000
                                                              -------- --------
                                                               155,000  136,100
      Less discount..........................................      204       12
      Less current portion...................................       --    3,000
                                                              -------- --------
                                                              $154,796 $133,088
                                                              ======== ========

  Concurrent with the purchase of the assets of Wells Fargo Armored on January 24, 1997, the exchange of the Common Stock of Loomis Holding Corporation and the financing transactions discussed in Note 4, substantially all of the then-existing Loomis Holding Corporation indebtedness (other than capital leases) was

                              LOOMIS, FARGO & CO.

                               December 31, 1998

repaid. Deferred financing costs associated with the retired debt were written off as an extraordinary item in the accompanying consolidated statement of operations. The Company also entered into a five-year step-down revolving bank credit facility agreement which provided for aggregate initial commitments of up to $115.0 million. Aggregate commitments are reduced by $2.5 million per quarter in 1998, by an additional $3.75 million per quarter in 1999, by an additional $4.375 million per quarter in 2000 and for the first two quarters of 2001, and $31.875 million per quarter for the final two quarters of the agreement. The interest rate of the credit facility is a variable rate based on either LIBOR or a base rate tied to the bank's prime rate. At December 31, 1998, the interest rates on the Company's borrowings were 9.25% on base-rate borrowings of $1.1 million, and 7.77%--8.04% on LIBOR borrowings totaling $44.0 million. Borrowings under the credit facility are secured by substantially all of the assets of the Company and its subsidiaries. The agreement contains restrictive covenants regarding the issuance of additional debt, the compensation of officers, the payment of dividends, capital expenditures, new capital and operating leases and the maintenance of certain financial ratios. At December 31, 1998, there were no retained earnings available for the payment of dividends and the Company was in compliance with the remaining covenants.

  During the third quarter of 1997, the Company entered into an interest rate cap agreement with the bank credit facility lender. The agreement limited the maximum LIBOR base interest rate to 7% on borrowings up to $30.0 million, and expired on January 31, 1999. Neither the cost nor the fair value of the agreement were material to the Company.

  The 10% senior subordinated notes were issued on January 24, 1997 and mature in January 2004. The notes are subordinated to borrowings under the credit facility and contain certain restrictive covenants.

  On January 24, 1997, the Company issued a $6.0 million note to the Loomis Stockholders Trust (the "NOL Note"). The NOL Note does not accrue interest and has a term of fifteen years, subject to mandatory prepayments as, and to the extent that, the Company realizes a tax benefit attributable to the utilization of net operating losses of Loomis Holding Corporation available at the date of the reorganization and acquisition of Wells Fargo Armored. The NOL Note was discounted at 10% over the Company's initial expected period of repayment of the principal. The Company expects that its utilization of net operating losses will result in approximately $3.0 million of the NOL Note being repaid during 1999 and the remainder between 2000 and 2001.

  Letters of credit of $17,150,000 are outstanding at December 31, 1998 under the Company's bank credit facility. Remaining commitments available for borrowings or additional letters of credit at December 31, 1998 were $42,750,000.

  Interest of $3,100,000, $1,300,000, $10,200,000 and $14,500,000 was paid during the year ended June 30, 1996, the six months ended December 31, 1996 and the years ended December 31, 1997 and 1998, respectively.

                              LOOMIS, FARGO & CO.

                               December 31, 1998


Note 6. Leases

  At December 31, 1998, the scheduled future minimum lease payments under capital leases are as follows for years ending December 31 (in thousands):


      1999................................................................ $496
      2000................................................................  344
      2001................................................................   25
      2002................................................................    7
      2003................................................................   --
                                                                           ----
      Total minimum lease payments........................................  872
      Less amount representing interest...................................  143
                                                                           ----
      Present value of capital lease obligations..........................  729
      Less current portion of capital lease obligations...................  411
                                                                           ----
      Long-term capital lease obligations................................. $318
                                                                           ====

  The Company leases various office space and equipment under noncancelable operating leases expiring on various dates through 2006. The following is a schedule of future minimum lease payments under noncancelable operating leases with terms exceeding one year for years ending December 31 (in thousands):

      1999.............................................................. $ 9,621
      2000..............................................................   7,742
      2001..............................................................   5,698
      2002..............................................................   3,314
      2003..............................................................   2,273
      Thereafter........................................................   6,952
                                                                         -------
                                                                         $35,600
                                                                         =======

  Rent expense was $3,093,000, $1,765,000, $14,521,000 and $16,106,000,
respectively, for the year ended June 30, 1996, the six months ended December 31, 1996, and the years ended December 31, 1997 and 1998.

  The Company has certain operating leases which contain (i) rent escalation clauses, some of which are fixed annual increases with others tied to the Consumer Price Index and (ii) the passthrough of operating expenses and property taxes. In addition, certain leases contain renewal options.

                              LOOMIS, FARGO & CO.

                               December 31, 1998


Note 7. Income Taxes

  The Company accounts for income taxes using the liability method required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

  The provision for income taxes consisted of the following (in thousands):

                                                       Six Months  Year Ended
                                            Year Ended    Ended    December 31
                                             June 30   December 31 -------------
                                               1996       1996     1997   1998
                                            ---------- ----------- -----  ------
Current:
  Federal..................................    $78         $50       $--    $158
  State....................................     --          --        --      64
                                               ---         ---     -----  ------
    Total current..........................     78          50        --     222
                                               ---         ---     -----  ------
Deferred:
  Federal..................................     --          --        --     (42)
  State....................................     --          --        --      --
                                               ---         ---     -----  ------
    Total deferred.........................     --          --        --     (42)
                                               ---         ---     -----  ------
    Total..................................    $78         $50       $--    $180
                                               ===         ===     =====  ======

  The reconciliation of income tax attributable to income (loss) before extraordinary item computed at the federal statutory tax rates to income tax expense is (in thousands):

                                                  Six Months    Year Ended
                                       Year Ended    Ended     December 31
                                        June 30   December 31 ---------------
                                          1996       1996      1997     1998
                                       ---------- ----------- -------  ------
Tax (benefit) at statutory rate.......    $410       $764     $(2,639) $  157
Change in valuation allowance.........    (418)      (977)      1,450  (1,501)
Nondeductible goodwill amortization
 and other............................      86        263       1,189   1,524
                                          ----       ----     -------  ------
                                          $ 78       $ 50     $    --  $  180
                                          ====       ====     =======  ======

                              LOOMIS, FARGO & CO.

                               December 31, 1998


  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                 December 31
                                                               ----------------
                                                                1997     1998
                                                               -------  -------
      Deferred tax assets:
        Net operating loss carryforwards...................... $ 8,998  $ 6,189
        Minimum and foreign tax credit carryforwards..........     119      276
        Receivable valuations and reserves....................   2,733    1,324
        Accrued vacation and bonuses..........................   2,266    2,302
        Self-insurance reserves...............................   3,521    6,476
        Depreciation and amortization.........................      --      417
        Other accruals........................................   1,578      553
        Other, net............................................      70       82
                                                               -------  -------
          Total deferred tax assets...........................  19,285   17,619
      Valuation allowances for deferred tax assets............ (18,027) (12,960)
                                                               -------  -------
      Net deferred tax assets.................................   1,258    4,659
      Deferred tax liabilities:
        Depreciation and amortization.........................     556       --
        Prepaid pension cost..................................     456      556
        Other.................................................     246      495
                                                               -------  -------
          Total deferred tax liabilities......................   1,258    1,051
                                                               -------  -------
          Net deferred tax assets............................. $    --  $ 3,608
                                                               =======  =======

  The Company has federal net operating loss carryforwards of $24,320,000 and $16,728,000 as of December 31, 1997 and 1998, respectively, which expire in 2007 through 2012.

  During the year ended June 30, 1996, the six months ended December 31, 1996 and the years ended December 31, 1997 and 1998, the Company paid income taxes of $84,000, $50,000, $80,000, and $60,000, respectively.

  Valuation allowances were recognized as of May 5, 1991 and January 24, 1997 related to deductible temporary differences recorded in purchase accounting for acquisitions on those dates. Additionally, valuation allowances related to other deductible temporary differences and net operating loss carryforwards created from post-acquisition operating losses were recorded. Reductions in the valuation allowances related to purchase accounting result in a reduction to the goodwill related to the acquisitions on those dates. Reductions in the valuation allowance related to other items result in a reduction in income tax expense. The Company continually reviews the adequacy of the valuation allowance and during 1998, reduced the reserve by $5,067,000. The reduction was the result of net changes in temporary differences and a reassessment by the Company which indicates that it is more likely than not that additional benefits will be realized. Of the total decrease, $3,566,000 resulted in the reduction of goodwill and the remainder resulted in a reduction to income tax expense in 1998.

                              LOOMIS, FARGO & CO.

                               December 31, 1998


Note 8. Benefit Plans

  Employees of the Company participate in a qualified, defined-benefit pension plan (the "Plan") sponsored by the Company, covering substantially all employees who met the eligibility requirements regarding age and length of service and who are not participants in another plan to which the Company may contribute. Plan assets are comprised of investments in equity and fixed income securities. The Company froze future benefits under the Plan as of June 30, 1994. Funding is based on the accrued benefit cost method.

  The reconciliation of beginning and ending balances of the benefit obligation and the fair value of Plan assets is as follows (in thousands):

                                                                 December 31
                                                               ----------------
                                                                1997     1998
                                                               -------  -------
      Change in benefit obligation
      Benefit obligation at beginning of year................. $16,129  $17,127
      Interest cost...........................................   1,171    1,162
      Actuarial (gains)/losses................................     756     (644)
      Benefits paid...........................................    (929)    (933)
                                                               -------  -------
      Benefit obligation at end of year.......................  17,127   16,712
                                                               -------  -------
      Change in Plan assets
      Fair value of Plan assets at beginning of year..........  16,373   18,177
      Actual return on Plan assets............................   2,733    2,564
      Benefits paid...........................................    (929)    (933)
                                                               -------  -------
      Fair value of Plan assets at end of year................  18,177   19,808
                                                               -------  -------
      Funded status of the Plan...............................   1,050    3,096
      Unrecognized net actuarial (gains)/losses...............      90   (1,706)
                                                               -------  -------
      Prepaid benefit cost.................................... $ 1,140  $ 1,390
                                                               =======  =======

  A summary of the components of the net periodic pension cost is as follows (in thousands):

                                                                Year Ended
                                  Year Ended Six Months Ended   December 31
                                   June 30     December 31    ----------------
                                     1996          1996        1997     1998
                                  ---------- ---------------- -------  -------
Interest cost...................   $ 1,120       $   563      $ 1,171  $ 1,162
Actual return on Plan assets....    (1,511)       (1,444)      (2,733)  (2,564)
Deferred gain on Plan assets....       362           848        1,464    1,152
                                   -------       -------      -------  -------
Net periodic pension cost
 (income).......................   $   (29)      $   (33)     $   (98) $  (250)
                                   =======       =======      =======  =======
Weighted average assumptions:
Discount rate...................      8.00%         7.50%        7.00%    6.75%
Expected return on Plan assets..      8.00%         8.00%        8.00%    8.00%

  The Company contributes to certain multi-employer, defined-benefit plans covering certain employees under collective bargaining agreements which cover approximately 8% of the Company's workforce. Total expenses of these plans were $1,029,000, $593,000, $1,033,000 and $933,000 for the year ended June 30,
1996, the six months ended December 31, 1996 and the years ended December 31, 1997 and 1998, respectively.

                              LOOMIS, FARGO & CO.

                               December 31, 1998


  The Company also contributes to a 401(k) defined-contribution plan. Employees in Puerto Rico are currently not eligible to participate in the 401(k) plan; however, the plan covers approximately 90% of the remaining employees of the Company. Employee contributions up to $750 are matched by the Company at a rate of 25%. Total expenses of the plan were $109,000, $89,000, $271,000 and $367,000 for the year ended June 30, 1996, the six months ended December 31, 1996 and the years ended December 31, 1997 and 1998, respectively.

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

Note 9. Transactions With Affiliates

  The consolidated statements of operations include management fees charged by affiliates of $350,000 for the year ended June 30, 1996, $175,000 for the six months ended December 31, 1996 and $23,000 for the year ended December 31, 1997. Cumulative management fees of $1,575,000 that had been accrued and unpaid at December 31, 1996 were paid concurrent with the business combination. In addition, the Company paid interest of $1,076,000, $542,000 and $71,000 to affiliates in the year ended June 30, 1996, the six months ended December 31, 1996 and the year ended December 31, 1997, respectively.

  In the ordinary course of business, the Company purchases services from various other subsidiaries of Borg-Warner. During 1997 and 1998, the Company paid approximately $1,700,000 and $509,000, respectively for such services, including electronic security installation, maintenance and monitoring, physical security, courier services, and certain shared lease expenses.

  Pursuant to the terms of the business combination between Loomis Holding Corporation and Wells Fargo Armored, the Company was indemnified by the former owners of the two companies for environmental liabilities associated with existing storage tanks and other known and identified environmental liabilities. (See Note 13).

  Included in the Company's other receivables are $400,000 and $1,530,000 from Borg-Warner at December 31, 1997 and 1998, respectively. In addition, $100,000 and $104,000 is due from an indemnity trust, (the "Loomis Indemnity Trust") at December 31, 1997 and 1998, respectively.

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

  Upon the reorganization of the Company and the acquisition of Wells Fargo Armored, the MEGA Plan was terminated and all of its units canceled. The Loomis, Fargo & Co. Unitholder Option Plan (the "Unitholder Plan") was established, under which options to purchase shares of the Company's common stock were issued to the holders of units under the MEGA Plan that were substantially equivalent to the canceled units. Options under

                              LOOMIS, FARGO & CO.

                               December 31, 1998

the Unitholder Plan are subject to vesting requirements and other limitations that are substantially similar to those that existed under the MEGA Plan. The Unitholder Plan also requires a triggering event before the options may be exercised. A triggering event is the first to occur of (i) any sale or disposition of more than 1,250,000 shares of common stock of the Company by Wingate Partners to a non-affiliate, (ii) any sale or disposition of substantially all of the assets of the Company to a non-affiliate, (iii) a merger of the Company with or into a non-affiliated entity, or (iv) a public offering or series of offerings producing aggregate gross proceeds of at least $100 million.

  As of December 31, 1998, there are 585,061 options outstanding under the Unitholder Plan, 521,720 of which are vested. There are 10,978 additional options outstanding to an employee that are exercisable upon 60 days notice. The exercise price on both the Unitholder Plan and the additional options will be approximately $1.96 per share, adjusted for contributions or distributions to/from the Loomis Stockholders Trust.

  On August 15, 1997, the Board of Directors and stockholders of the Company adopted the Loomis, Fargo & Co. 1997 Stock Option Plan (the "Option Plan"), pursuant to which options to purchase up to 1,000,000 shares of the Company's common stock, $0.01 par value ("Common Stock") may be granted. Options granted under the Option Plan may be subject to vesting requirements and exercisability restrictions as may be determined by the Board of Directors or authorized committee thereof.

  As of December 31, 1998 options to purchase up to 645,000 shares of Common Stock (the "Initial Stock Options") were outstanding under the Option Plan. The Initial Stock Options have an exercise price of $7.50 per share. This exercise price exceeded the fair value of the stock at the date of grant, therefore no compensation expense has been recorded under the provisions of APB 25 (See Note 2). The Initial Stock Options are exercisable on the tenth anniversary of the grant date, subject to the acceleration provisions described below, and expire on the eleventh anniversary of such grant date. The exercisability of the Initial Stock Options shall accelerate as follows:
(i) if, following the date that the Common Stock is first readily tradable on a national securities exchange or other market system, the daily closing price of the Common Stock is equal to or greater than a scale of prices ranging from $10 to $30 for 80 out of 100 trading days, then a percentage of the Initial Stock Options shall become exercisable based on such daily closing prices on a sliding scale from January 24, 1998 to January 24, 2002, (ii) in the event of a Change of Control (as defined in the Option Plan) prior to there being a public trading market for the Common Stock, a percentage of the Initial Stock Options shall become exercisable based upon a $10 to $30 price range of the weighted average sale price of shares of Common Stock from the date of grant to the date of the Change of Control, with the remainder (if any) to be forfeited upon such Change of Control, and (iii) in the event of a Change of Control after there is a public trading market for the Common Stock, the Initial Stock Options shall be exercisable for a percentage equal to the greater of (x) the then current exercisable percentage of such Initial Stock Options as set forth in clause (i) above, or (y) the percentage that would become exercisable upon the occurrence of a Change of Control as set forth in clause (ii) above. Any shares issued upon exercise of options under the Unitholder Plan will be distributed to the Company by a business trust, the beneficiaries of which are the former stockholders of Loomis (the "Loomis Stockholders Trust"). During 1998, options to purchase 90,000 shares expired or were cancelled and options to purchase 90,000 additional shares were issued.

  Statement No. 123 of the Financial Accounting Standards Board requires the presentation of pro forma information regarding net income (loss) as if the Company had accounted for its employee stock options under the fair value method of that statement. Because the exercise prices on these options were considerably in excess of the fair value of the Company's common stock on the respective dates of grant, the fair value of these options was immaterial.

                              LOOMIS, FARGO & CO.

                               December 31, 1998


Note 11. Equity Transactions

  The capital structure of the Company changed with the reorganization of Loomis Holding Corporation into Loomis, Fargo & Co. and the acquisition of certain assets and assumption of certain liabilities of Wells Fargo Armored on January 24, 1997. The 3,500,000 outstanding shares of $.01 par value Loomis Holding Corporation Series 1 Preferred Stock were redeemed out of the proceeds of the new financing arrangements. The 2,383,911 outstanding shares of Class A Loomis Holding Corporation Common Stock and the 268,794 outstanding shares of Class B Loomis Holding Corporation Common Stock (both having a par value of $0.01 per share) were exchanged for 5,100,000 shares of Common Stock of Loomis, Fargo & Co., which were concurrently transferred to the Loomis Stockholders Trust (See Note 1). Under certain circumstances, shares held by the Loomis Stockholders Trust may be contributed to the Company to satisfy the exercise of certain stock options. The remaining 4,900,000 outstanding shares of Common Stock of the Company were issued to a Borg-Warner subsidiary as part of the purchase price consideration.

  The Common Stock of the Company consists of one class and has a $0.01 par value. Twenty million shares are authorized, ten million of which are issued and outstanding as described in the preceding paragraph. Ten million shares of $0.01 Preferred Stock are authorized, but none have been issued at December 31, 1998.

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

Note 12. Quarterly Data (unaudited, in thousands)


                          First Quarter    Second Quarter    Third Quarter   Fourth Quarter
                         ----------------  ---------------  ---------------- ----------------
                          1997     1998     1997    1998     1997     1998    1997     1998
                         -------  -------  ------- -------  -------  ------- -------  -------
Revenues................ $79,251  $96,504  $93,763 $96,854  $96,541  $95,455 $96,575  $95,490
Operating Income........    (137)   2,731    4,486   3,670    2,443    3,912   1,343    5,430
Income before
 extraordinary item.....  (3,215)  (1,413)     277    (257)  (1,956)      59  (2,868)   1,892
Net income (loss).......  (3,339)  (1,413)     277    (257)  (1,956)      59  (2,868)   1,892

Note 13. Subsequent Event

  Pursuant to the terms of the business combination between Loomis Armored and Wells Fargo Armored, the Company was indemnified by the former owners of the two companies for environmental liabilities associated with existing storage tanks and other known and identified environmental liabilities. The indemnification obligations survived until December 31, 1998. To the extent that there were remedial activities in process as of the date of termination of such indemnification obligations, the Company provided the former owners, as applicable, with written estimates in reasonable detail of the remaining costs and expenses expected to be incurred by the Company, which would otherwise have been covered by such indemnification.

                              LOOMIS, FARGO & CO.

                               December 31, 1998


  The Company entered into a binding agreement on March 22, 1999 whereby Borg-Warner agreed to pay the Company $1,450,000 to satisfy expenses which had been incurred and unpaid totaling $450,000 as well as a reasonable estimate of any future obligation for remediation on the sites originally located on the properties owned or operated by and acquired from Wells Fargo Armored where storage tanks had been removed. The Company recorded a receivable of $1,450,000 for this payment as well as an accrual for approximately $1.0 million, which is management's best estimate for remedial expenses to be incurred on these sites subsequent to December 31, 1998. No significant future expenses are expected to be incurred on the Loomis Armored sites where storage tanks have been removed. In most cases, the remediation expenses previously discussed are expected to be incurred over a number of years. During this period, the laws governing the remediation process may change and technological advances may occur that will affect the cost of remediation. Such developments will be periodically reviewed to determine if any adjustments to the Company's accrual for remediation costs is warranted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  Set forth below is certain information with respect to those individuals who serve as members of the Board of Directors and as executive officers of the Company. Each of the persons named below holds the positions set forth opposite his name with each of LFC Holding Corporation; Loomis, Fargo & Co. (a Texas corporation); and Loomis, Fargo & Co. of Puerto Rico, except that Messrs. Adorjan, Mattly and Hegi are the only directors constituting the board of directors of Loomis, Fargo & Co. of Puerto Rico.

Name                      Age                            Position
----                      ---                            --------
J. Joe Adorjan..........   60 Chairman of the Board of Directors
James B. Mattly.........   57 Director, President and Chief Executive Officer
James T. Callier, Jr. ..   64 Director
Frederick B. Hegi,
 Jr. ...................   55 Director
John D. O'Brien.........   56 Director
Jay I. Applebaum........   36 Director
Timothy M. Wood.........   51 Director
Edward H. Hamlett.......   50 Executive Vice President--Sales and Marketing
Tommy E. Harden.........   54 Executive Vice President--Fleet Management
James K. Jennings,
 Jr. ...................   57 Executive Vice President, Chief Financial Officer and Secretary
Bruce J. Magelky........   50 Executive Vice President--Security and Operations
Thomas L. Roth..........   59 Executive Vice President--Human Resources
Michael Tawney..........   48 Executive Vice President--Risk Management

  There is no family relationship between any of the directors or executive officers of the Company. Officers of the Company are elected by the Board of Directors and hold office until their respective successors are duly elected and qualified.

  J. Joe Adorjan has served as a director of Borg-Warner since 1993, Chairman of the Board of Borg-Warner since January 1996, Chief Executive Officer of Borg-Warner from October 1995 to March 1999, and President of Borg-Warner from April 1995 to March 1999, and was elected to the Board of Directors of the Company in January 1997. Mr. Adorjan was President of Emerson Electric Co. from 1992 to 1995. Mr. Adorjan also currently serves as a director of The Earthgrains Company, ESCO Electronics Corporation, Hussmann Corporation, Illinova Corporation and Goss Graphic Systems, Inc.

  James B. Mattly served as a director and as President and Chief Executive Officer of Loomis Armored from November 1991 to January 1997 and as a director of LFC Holding Corporation (formerly Loomis Holding Corporation) from May 1991 to January 1997, and was elected to the Board of Directors of the Company in January 1997. From 1979 to 1990, Mr. Mattly served as Regional Vice President of Browning-Ferris Industries ("BFI") and as Chief Operating Officer of its southwest region. Mr. Mattly has also served as Vice President--Operations for Butler Aviation (1977-79) and Regional Vice President of Wells Fargo Armored (1973-77).

  James T. Callier, Jr. served as a director of LFC Holding Corporation (formerly Loomis Holding Corporation) and Loomis Armored from May 1991 to January 1997, and was elected to the Board of Directors of the Company in January 1997. Mr. Callier is an indirect general partner of Wingate Partners and a general partner of Wingate Affiliates, L.P., and has served as President of Callier Consulting, Inc. since 1985. From 1995 to 1997, Mr. Callier served as a director of United Stationers, Inc. and had served as a director of Associated Stationers Inc., the predecessor to United Stationers, Inc., from 1992 to 1995. Mr. Callier also served as Chairman of the Board of Century Products Company from 1988-1998.

  Frederick B. Hegi, Jr. served as Chairman of the Board of LFC Holding Corporation (formerly Loomis Holding Corporation) and Loomis Armored from May 1991 to January 1997, and was elected to the Board of Directors of the Company in August 1996. Mr. Hegi is an indirect general partner of Wingate Partners and a general partner of Wingate Affiliates, L.P. Since May 1982, Mr. Hegi has served as President of Valley View Capital Corporation. Mr. Hegi served as a director of Associated Holdings, Inc. from January 1992 through March 1995, a director of United Stationers Inc. since March 1995 and Chairman of the Board since November 1996. Mr. Hegi also currently serves as Chairman of the Board of Tahoka First Bancorp, Inc. and Cedar Creek Bancshares, Inc. He also serves as a director of Lone Star Technologies, Inc., Cattle Resources, Inc., Texas Capital Bancshares and ProParts Xpress, Inc. From 1995 to 1998, Mr. Hegi served as Chairman of the Board of ITCO Holding Company, Inc.

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

  Jay I. Applebaum served as Secretary for LFC Holding Corporation (formerly Loomis Holding Corporation) and Loomis Armored from May 1991 to January 1997 and was elected to the board of directors of the Company in February 1997. Since June 1989, Mr. Applebaum has been associated with Wingate Partners. Mr. Applebaum is also the Chairman of the Board for ProParts Xpress, Inc.

  Edward H. Hamlett served as a director of LFC Holding Corporation (formerly Loomis Holding Corporation) from February 1992 to January 1997 and as Vice President of Sales and Marketing from February 1996 to January 1997, and was elected to the office of Executive Vice President of the Company in January 1997. From May 1979 to May 1995, Mr. Hamlett served as Vice President, Sales and Marketing of BFI. Prior to joining BFI, Mr. Hamlett held regional sales and branch management positions with Wells Fargo Armored from 1973 to 1977.

  Tommy E. Harden served as Vice President of Fleet Management of Loomis Armored from May 1992 to January 1997, and was elected to the office of Executive Vice President--Fleet Management of the Company in January 1997. From January 1990 to May 1992, Mr. Harden served as Vice President and Director of the Truck Division of Loomis Armored.

  James K. Jennings, Jr. served as Chief Financial Officer of LFC Holding Corporation (formerly Loomis Holding Corporation) and Loomis Armored from March 1994 to January 1997, and was elected to the offices of Executive Vice President, Chief Financial Officer and Secretary of the Company in January 1997. Prior to joining Loomis, Mr. Jennings held various management positions at HWC Distribution Corporation (a distributor of electrical and electronic wire and cable), including as President and as a director from February 1990 to September 1993 and as Executive Vice President and Chief Financial Officer from 1980 to February 1990.

  Bruce J. Magelky served as Vice President of Security and Operations of Loomis Armored from December, 1992 to January 1997, and was elected to the office of Executive Vice President--Security and Operations of the Company in January 1997. From July 1991 to December 1992, Mr. Magelky served as Director of Security of Loomis Armored.

  Thomas L. Roth served as Vice President of Human Resources of Wells Fargo Armored from April 1996 to January 1997, and was elected to the office of Executive Vice President--Human Resources of the Company in January 1997. From July 1983 to April 1996, Mr. Roth served as Vice President of Human Resources of Pony Express Courier Corporation.

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

  Upon the business combination, the MEGA Plan was terminated and all of its units canceled. The Loomis, Fargo & Co. Unitholder Option Plan (the "Unitholder Plan") was established, under which options to purchase shares of the Company's common stock were issued to the holders of units under the MEGA Plan that were substantially equivalent to the canceled units. Options under the Unitholder Plan are subject to vesting requirements and other limitations that are substantially similar to those that existed with respect to the units under the MEGA Plan. The Unitholder Plan also requires a triggering event before the options may be exercised. A triggering event is the first to occur of (i) any sale or disposition of more than 1,250,000 shares of common stock of the Company by Wingate Partners to a non-affiliate, (ii) any sale or disposition of substantially all of the assets of the Company to a non-affiliate, (iii) a merger of the Company with or into a non-affiliated entity, or (iv) a public offering or series of offerings producing aggregate gross proceeds of at least $100 million. Any shares issued upon exercise of options under the Unitholder Plan will be distributed to the Company by a business trust, the beneficiaries of which are the former stockholders of LFC Holding Corporation (formerly Loomis Holding Corporation) (the "Loomis Stockholders Trust").

  As of March 22, 1999, there are 585,061 options outstanding under the Unitholder Plan, 521,720 of which are vested. There are 10,978 additional options outstanding to an employee that are currently exercisable. The exercise price on both the Unitholder Plan and the additional options will be approximately $1.96 per share, adjusted for contributions or distributions to/from the Loomis Stockholders Trust.

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

  As of March 22, 1999, options had been granted to purchase up to 665,000 shares of Common Stock (the "Initial Stock Options"), of which 645,000 remain outstanding. The Initial Stock Options have an exercise price of $7.50 per share. The Initial Stock Options are exercisable on the tenth anniversary of the grant date, subject to the acceleration provisions described below, and expire on the eleventh anniversary of such grant date. The exercisability of the Initial Stock Options shall accelerate as follows:
(i) if, following the date that the Common Stock is first readily tradable on a national securities exchange or other market system, the daily closing price of the Common Stock is equal to or greater than a scale of prices ranging from $10 to $30 for 80 out of 100 trading days, then a percentage of the Initial Stock Options shall become exercisable based on such daily closing prices on a sliding scale from January 24, 1998 to January 24, 2002, (ii) in the event of a Change of Control (as defined in the Plan) prior to there being a public trading market for the Common Stock, a percentage of the Initial Stock Options shall become exercisable based upon a $10 to $30 price range of the weighted average sale price of shares of Common Stock from the date of grant to the date of the Change of Control, with the remainder (if any) to be forfeited upon such Change of Control, and (iii) in the event of a Change of Control, after there is a public trading market for the Common Stock, the Initial Stock Options shall be exercisable for a percentage equal to the greater of (x) the then current exercisable percentage of such Initial Stock Options as set forth in clause (i) above, or (y) the percentage that would become exercisable upon the occurrence of a Change of Control as set forth in clause (ii) above.

                            Summary of Compensation

  The following table sets forth the compensation awarded to or earned by the Chief Executive Officer of the Company and the other most highly compensated executive officers (the "Named Executive Officers") of the Company. The compensation was paid to such Named Executive Officers by Loomis Armored in the year ended June 30, 1996, the six months ended December 31, 1996 and the first twenty-three days of January 1997. The compensation was paid by the Company for the remainder of 1997 and for the year ended December 31, 1998.

                                                                                 Long Term
                                     Annual Compensation                        Compensation
                                     ----------------------      All Other         Awards
Name and Principal Position  Year    Salary ($)   Bonus ($) Compensation ($)(6) (Securities)
---------------------------  ----    ----------   --------- ------------------- ------------
James B. Mattly.........     1996(1)  362,500         138             --           49,963(7)
 Director, President and     1996(2)  175,000         200             --           16,950
 Chief Executive Officer     1997(3)  443,974         250             --          167,874
                             1998(3)  450,000      75,000             --               --
Edward H. Hamlett.......     1996(1)   66,667(4)       --          2,860           16,950
 Executive Vice
  President--                1996(2)   80,000          --          3,432            5,085
 Sales and Marketing         1997(3)  196,987         250          7,462           50,743
                             1998(3)  200,000      50,000          7,500               --
Tommy E. Harden.........     1996(1)  100,000       2,938          6,864               --
 Executive Vice
  President--                1996(2)   50,000         200          3,432            5,085
 Fleet Management            1997(3)  146,987         250          7,462           30,924
                             1998(3)  150,000      37,500          7,500               --
James K. Jennings,
 Jr. ...................     1996(1)  150,000       2,938          6,864               --
 Executive Vice
  President,                 1996(2)   75,000         200          3,432            5,085
 Chief Financial Officer
  and                        1997(3)  196,987         250          7,462           50,924
 Secretary                   1998(3)  200,000      50,000          7,500               --
Bruce J. Magelky........     1996(1)  100,000       2,938          6,864               --
 Executive Vice
  President--                1996(2)   50,000         200          3,432            5,085
 Security and Operations     1997(3)  146,987         250          7,462           40,924
                             1998(3)  150,000      37,500          7,500               --
Thomas L. Roth..........     1997(3)  139,850(5)       --         22,190           30,000
 Executive Vice
  President--                1998(3)  150,000      37,500          7,500               --
 Human Resources
Michael Tawney..........     1996(1)  100,000       2,938          6,864               --
 Executive Vice
  President--                1996(2)   50,000         200          3,432            5,085
 Risk Management             1997(3)  146,987         250          7,462           30,924
                             1998(3)  150,000      37,500          7,500               --

--------
(1) Compensation paid by Loomis Armored for the year ended June 30, 1996.
(2) Compensation paid by Loomis Armored for the six months ended December 31, 1996.
(3) Compensation paid by the Company for the years ended December 31, 1997 and 1998.
(4) Represents compensation for the period of February 2, 1996, when Mr. Hamlett became employed by the Company, to June 30, 1996.
(5) Represents compensation for the period of January 24, 1997, when Mr. Roth became employed by the Company, to December 31, 1997.
(6) Reflects automobile allowances paid to the executive vice presidents, and a $20,003 moving allowance paid to Mr. Roth in 1997.
(7) Units shown were issuable to Mr. Mattly only upon the occurrence of certain contingencies on or prior to December 31, 1999.

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

  In May 1996 and January 1997, the provisions of Mr. Mattly's employment agreement were amended to provide for the issuance under the Unitholder Plan of 166,543 options and the contingent issuance of 49,963 options which are issuable upon the occurrence of certain contingencies on or prior to December 31, 1999.

  There were no option grants to the Chief Executive Officer of the Company or the Named Executive Officers in the fiscal year ended 1998.

  The following table provides information on the value of unexercised options held at December 31, 1998 by the Chief Executive Officer of the Company and the Named Executive Officers.

                             Number of Securities
                            Underlying Unexercised        Value of Unexercised
                                  Options at            In-the-Money Options at
                             Fiscal Year End (#)         Fiscal Year End ($)(2)
                         ---------------------------- ----------------------------
  Name                   Exercisable/Unexercisable(1) Exercisable/Unexercisable(1)
  ----                   ---------------------------- ----------------------------
James B. Mattly.........             -/401,331                   -/-
Edward H. Hamlett.......        10,978/ 72,779               4,172/-
Tommy E. Harden.........             -/ 58,317                   -/-
James K. Jennings,
 Jr. ...................             -/ 78,317                   -/-
Bruce J. Magelky........             -/ 68,317                   -/-
Thomas L. Roth..........             -/ 30,000                   -/-
Michael Tawney..........             -/ 58,317                   -/-

--------
(1) No options under either the Unitholder Option Plan or the 1997 Stock Option Plan are exercisable at December 31, 1998.
(2) Unexercised options are out-of-the-money at December 31, 1998. Because the Company's stock is not publicly traded, these values are based on management's estimate of the fair value of the Company's Common stock at December 31, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth the beneficial ownership of Common Stock as of December 31, 1998 by (i) each person known to the Company to beneficially own more than 5% of the Common Stock, (ii) each of the directors of the Company, (iii) each of the Named Executive Officers, and (iv) all directors and Named Executive Officers of the Company as a group.

                                                               Common Stock
                                                            ------------------
                                                             Number   Percent
   Name and Address of Beneficial Owner                     of Shares of Class
   ------------------------------------                     --------- --------
   Loomis Stockholders Trust............................... 5,100,000   51.0%
   c/o Wingate Partners, L.P.
   750 N. St. Paul Street, Suite 1200
   Dallas, Texas 75201
   Wingate Partners, L.P.(1)(2)............................ 4,344,572   43.4%
   750 N. St. Paul Street, Suite 1200
   Dallas, Texas 75201
   Key Capital Corporation(1)..............................   516,774    5.2%
   127 Public Square, Fourth Floor
   Cleveland, Ohio 44114
   Wells Fargo Armored Service Corporation................. 4,900,000   49.0%
   200 South Michigan Avenue
   Chicago, Illinois 60604
   Borg-Warner Security Corporation(3)..................... 4,900,000   49.0%
   200 South Michigan Avenue
   Chicago, Illinois 60604
   J. Joe Adorjan(4).......................................        --      *
   James B. Mattly(1)......................................   136,358    1.4%
   James T. Callier, Jr.(5)................................        --      *
   Frederick B. Hegi, Jr.(5)(6)............................        --      *
   John D. O'Brien(4)......................................        --      *
   Jay I. Applebaum(1).....................................    26,737      *
   Timothy M. Wood(4)......................................        --      *
   Edward H. Hamlett(7)....................................    10,978      *
   Tommy E. Harden.........................................        --      *
   James K. Jennings, Jr. .................................        --      *
   Bruce J. Magelky........................................        --      *
   Thomas L. Roth..........................................        --      *
   All directors and executive officers as a group (13
    persons)(8)............................................   173,722    1.7%

--------
*Represents less than 1%
(1) Reflects such holder's beneficial ownership of Common Stock in accordance with its percentage interest of trust units in the Loomis Stockholders Trust. All of such shares of Common Stock are held of record by the Loomis Stockholders Trust pursuant to the Loomis Stockholders Trust Agreement and, therefore, the number of shares and percentage of beneficial ownership of the Company attributable to such holder is subject to change upon the acquisition or disposition of shares of Common Stock held of record by the Loomis Stockholders Trust.
(2) Includes the beneficial ownership of 4,262,794 shares by Wingate Partners and 81,778 shares by Wingate Affiliates, L.P.
(3) Borg-Warner is the sole stockholder of Wells Fargo Armored and, therefore, may be deemed to beneficially own all shares of Common Stock owned of record by Wells Fargo Armored.

(4) Does not include 4,900,000 shares of Common Stock held of record by Wells Fargo Armored, a wholly-owned subsidiary of Borg-Warner. Mr. Adorjan is a director and each of Messrs. Adorjan, O'Brien and Wood are executive officers of Borg-Warner and, therefore, may be deemed to be a beneficial owner of some or all of such shares. Each of Messrs. Adorjan, O'Brien and Wood disclaims beneficial ownership of all shares of Common Stock not held of record by him.
(5) Does not include an aggregate of 4,344,572 shares of Common Stock beneficially owned by Wingate Partners and Wingate Affiliates, L.P. Each of Messrs. Callier and Hegi are indirect general partners of Wingate Partners and general partners of Wingate Affiliates, L.P. and, therefore, may be deemed to beneficially own some or all of the shares of Common
    Stock owned by such entities. Each of Messrs. Callier and Hegi disclaims beneficial ownership of all shares of Common Stock not held of record by him.
(6) Does not include 5,100,000 shares of Common Stock held by the Loomis Stockholders Trust. Mr. Hegi is the manager of the Loomis Stockholders Trust and, therefore, may be deemed to beneficially own the shares of Common Stock held by the Loomis Stockholders Trust. Mr. Hegi disclaims beneficial ownership of all shares of Common Stock not held of record by him.
(7) Includes options exercisable within 60 days to purchase up to 10,978 shares of Common Stock.
(8) Includes (i) 10,978 shares of Common Stock issuable to Mr. Hamlett pursuant to an option exercisable within 60 days and (ii) 136,064 and 26,680 shares of Common Stock beneficially owned by Mr. Mattly and Mr. Applebaum, respectively, through the Loomis Stockholders Trust following the delivery to the Company of 10,978 shares of Common Stock by the Loomis Stockholders Trust pursuant to a stock contribution agreement upon the exercise of Mr. Hamlett's stock option.

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

Payments to Affiliates

  In the ordinary course of business, the Company purchases services from various other subsidiaries of Borg-Warner. During 1997 and 1998, the Company paid approximately $1.7 million and $0.5 million, respectively, for such services, including electronic security installation, maintenance and monitoring, physical security, courier services and certain shared lease expenses.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as a part of this report:

  (1) Consolidated Financial Statements of Loomis, Fargo & Co.: See Item 8 of this report.

  (2)  Financial Statement Schedules: Valuation and Qualifying Accounts--See
       Schedule II to this report.

  (3)  Exhibits (numbered in accordance with Item 601 of Regulation S-K):

  2.1  --Contribution Agreement, dated as of November 28, 1996, among the
        Company, LFC Holding Corporation (formerly known as Loomis Holding
        Corporation) ("LFC Holding"), Loomis Fargo & Co (Texas) (formerly known as Loomis Armored Inc.) ("Loomis, Fargo Texas"), Borg-Warner Security
        Corporation, Wells Fargo Armored Service Corporation, and the Loomis
        Stockholders Trust.*
  2.2  --Business Trust Agreement, dated as of November 27, 1996, among Wingate
        Partners, L.P. and Wingate Affiliates, L.P., as initial grantors,
        Wilmington Trust Company, as trustee, Frederick B. Hegi, Jr., as manager, and the Unitholders parties thereto.*
  2.3  --Trust Unit Exchange Agreement, dated as of January 24, 1997, among the
        Loomis Stockholders Trust and the Exchanging Shareholders parties thereto.*
  3.1 --Certificate of Incorporation of Loomis, Fargo & Co. (Delaware), as amended.*
  3.2  --Bylaws of Loomis, Fargo & Co. (Delaware).*
  3.3  --Certificate of Incorporation of LFC Holding, as amended.*
  3.4  --Bylaws of LFC Holding, as amended.*
  3.5  --Articles of Incorporation of Loomis, Fargo Texas, as amended.*
  3.6  --Restated Bylaws of Loomis, Fargo Texas.*
  3.7  --Articles of Incorporation of LFC Armored of Texas Inc., as amended.*
  3.8  --Bylaws of LFC Armored of Texas, Inc.*
  3.9  --Amended and Restated Articles of Incorporation of Loomis, Fargo & Co.
        of Puerto Rico, as amended.*
  3.10 --Bylaws of Loomis, Fargo & Co. of Puerto Rico.*
  4.1  --Indenture, dated as of January 24, 1997, among the Company, as Issuer,
        LFC Holding, Loomis, Fargo Texas, LFC Armored of Texas Inc. (formerly known as Wells Fargo Armored Service Corporation of Texas) ("LFC of
        Texas"), and Loomis, Fargo & Co of Puerto Rico (formerly known as Wells
        Fargo Armored Service Corporation of Puerto Rico) ("LFC of Puerto
        Rico"), as Guarantors, and Marine Midland Bank, as trustee.*
  4.2  --[Intentionally Omitted.]
  4.3  --Form of 10% Senior Subordinated Note (included in Exhibit 4.1, Exhibit
        A-3).*
  4.4  --Registration Rights Agreement, dated as of January 24, 1997, among
        Loomis, the Company, LFC Holding, Loomis, Fargo Texas, LFC of Texas,
        LFC of Puerto Rico and Lehman Brothers Inc. and NationsBanc Capital
        Markets, Inc.*
  4.5  --Purchase Agreement, dated as of January 17, 1997, among the Company,
        LFC Holding, Loomis, Fargo Texas and Lehman Brothers Inc. and
        NationsBanc Capital Markets, Inc., as initial purchasers.*

 10.1 --Credit Agreement, dated as of January 24, 1997, among the Company, as borrower, the several lenders parties thereto, Lehman Commercial Paper
         Inc. ("LCPI") and NationsBank of Texas, N.A. ("NationsBank"), as arrangers, LCPI and NationsBanc Capital Markets, Inc., as syndication agents, LCPI as documentation agent, and NationsBank as administrative agent.*
 10.1-A --First Amendment and Waiver, dated as of March 16, 1998, to the Credit
         Agreement dated as of January 24, 1997, among the Company as borrower, the several lenders parties thereto, LCPI and NationsBank as arrangers, LCPI and NationsBank Capital Markets, Inc., as syndication agents, LCPI as documentation agent, and NationsBank as administrative agent.**
 10.2   --Guarantee and Collateral Agreement made by the Company, LFC Holding,
         Loomis, Fargo Texas, LFC of Texas and LFC of Puerto Rico, in favor of
         NationsBank of Texas, N.A.*
 10.3   --Stockholders Agreement dated as of January 24, 1997 among the
         Company, Wells Fargo Armored Service Corporation, the Loomis
         Stockholders Trust and Wingate Partners, L.P.*
 10.4 --Loomis Indemnity Trust Agreement, dated as of January 24, 1997, among the Company, the Loomis Stockholders Trust, and Frederick B. Hegi,
         Jr., as trustee.*
 10.5 --Excess Claims Assumption Agreement, dated as of January 24, 1997, among the Company, LFC Holding, Loomis, Fargo Texas, and the Loomis
         Stockholders Trust.*
 10.6 --Unitholder Option Plan and Agreement, dated as of January 24, 1997, among the Company and the Unitholder signatories thereto.*!
 10.7 --Stock Contribution Agreement, dated as of January 24, 1997, between the Company and the Loomis Stockholders Trust.*
 10.8 --NOL Promissory Note, dated as of January 24, 1997, of the Company in the principal amount of $6,000,000, payable to the Loomis Stockholders
         Trust.*
 10.9   --Fleet Lease Agreement, dated as of December 2, 1996, between
         Associates Leasing, Inc. and Wells Fargo Armored Service Corporation.*
 10.10  --Transfer and Assumption Agreement, dated as of January 2, 1997, among
         Wells Fargo Armored Service Corporation, Borg-Warner Security
         Corporation, the Company and Associates Leasing, Inc.*
 10.11 --Transition Services Agreement, dated as of January 24, 1997, between the Company and Pony Express Courier Corp.*
 10.12 --Employment Agreement, dated as of November 11, 1991, as amended, between LFC Holding Corporation (formerly known as Loomis Holding
         Corporation) and James B. Mattly.*!
 10.13  --Loomis, Fargo & Co. 1997 Stock Option Plan.@!
 10.14  --Settlement Agreement, dated as of March 22, 1999, between Borg-Warner
          Security Corporation and the Company.***
 21.1   --Subsidiaries of the Company.***
 27.1   --Financial Data Schedule for Loomis, Fargo & Co.***

--------
* Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-24689) of Loomis, Fargo & Co. initially filed with the Securities and Exchange Commission on April 7, 1997, as amended.
@ Incorporated by reference to the Quarterly Report on Form 10-Q of Loomis, Fargo & Co. filed with the Securities and Exchange Commission on November 14, 1997.
** Previously filed with the Annual Report on Form 10-K/A of Loomis, Fargo &
   Co. filed with the Securities and Exchange Commission on April 13, 1998. *** Filed herewith
!   Management contract or compensatory plan or arrangement

(b) Reports on Form 8-K

  No reports on Form 8-K were filed by the Company during the most recent quarter for which this report was filed.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Co-Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 22nd day of March, 1999.

                                          LOOMIS, FARGO & CO., a Delaware
                                           corporation

                                                /s/ James K. Jennings, Jr.
                                          BY:__________________________________
                                                  James K. Jennings, Jr.
                                            Executive Vice President and Chief
                                                     Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
        /s/ J. Joe Adorjan           Chairman of the Board, and      March 22, 1999
------------------------------------  Director of the Co-
           J. Joe Adorjan             Registrant listed above


        /s/ James B. Mattly          President, Chief Executive      March 22, 1999
------------------------------------  Officer and Director of the
          James B. Mattly             Co-Registrant listed above
                                      (Principal Executive
                                      Officer)


    /s/ James K. Jennings, Jr.       Executive Vice President and    March 22, 1999
------------------------------------  Chief Financial Officer of
       James K. Jennings, Jr.         the Co-Registrant listed
                                      above (Principal Financial
                                      and Accounting Officer)


    /s/ Frederick B. Hegi, Jr.       Director of the Co-             March 22, 1999
------------------------------------  Registrant listed Above
       Frederick B. Hegi, Jr.

        /s/ Timothy M. Wood          Director of the Co-             March 22, 1999
------------------------------------  Registrant listed Above
          Timothy M. Wood

       /s/ Jay L. Applebaum          Director of the Co-             March 22, 1999
------------------------------------  Registrant listed Above
          Jay I. Applebaum

        /s/ John D. O'Brien          Director of the Co-             March 22, 1999
------------------------------------  Registrant listed Above
          John D. O'Brien

     /s/ James T. Callier, Jr.       Director of the Co-             March 22, 1999
------------------------------------  Registrant listed Above
       James T. Callier, Jr.


                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Co-Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 22nd day of March, 1999.

                                          LFC HOLDING CORPORATION

                                                /s/ James K. Jennings, Jr.
                                          BY:__________________________________
                                                  James K. Jennings, Jr.
                                            Executive Vice President and Chief
                                                     Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
        /s/ J. Joe Adorjan           Chairman of the Board, and      March 22, 1999
------------------------------------  Director of the Co-
           J. Joe Adorjan             Registrant listed above


        /s/ James B. Mattly          President, Chief Executive      March 22, 1999
------------------------------------  Officer and Director of the
          James B. Mattly             Co-Registrant listed above
                                      (Principal Executive
                                      Officer)


    /s/ James K. Jennings, Jr.       Executive Vice President and    March 22, 1999
------------------------------------  Chief Financial Officer of
       James K. Jennings, Jr.         the Co-Registrant listed
                                      above (Principal Financial
                                      and Accounting Officer)


    /s/ Frederick B. Hegi, Jr.       Director of the Co-             March 22, 1999
------------------------------------  Registrant listed Above
       Frederick B. Hegi, Jr.

        /s/ Timothy M. Wood          Director of the Co-             March 22, 1999
------------------------------------  Registrant listed Above
          Timothy M. Wood

       /s/ Jay I. Applebaum          Director of the Co-             March 22, 1999
------------------------------------  Registrant listed Above
          Jay I. Applebaum

        /s/ John D. O'Brien          Director of the Co-             March 22, 1999
------------------------------------  Registrant listed Above
          John D. O'Brien

     /s/ James T. Callier, Jr.       Director of the Co-             March 22, 1999
------------------------------------  Registrant listed Above
       James T. Callier, Jr.


                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Co-Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 22nd day of March, 1999.

                                          LOOMIS, FARGO & CO., a Texas
                                           corporation

                                                /s/ James K. Jennings, Jr.
                                          BY:__________________________________
                                                  James K. Jennings, Jr.
                                            Executive Vice President and Chief
                                                     Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
        /s/ J. Joe Adorjan           Chairman of the Board, and     March 22, 1999
------------------------------------  Director of the Co-
           J. Joe Adorjan             Registrant listed above


        /s/ James B. Mattly          President, Chief Executive     March 22, 1999
------------------------------------  Officer and Director of the
          James B. Mattly             Co-Registrant listed above
                                      (Principal Executive
                                      Officer)


    /s/ James K. Jennings, Jr.       Executive Vice President and   March 22, 1999
------------------------------------  Chief Financial Officer of
       James K. Jennings, Jr.         the Co-Registrant listed
                                      above (Principal Financial
                                      and Accounting Officer)


    /s/ Frederick B. Hegi, Jr.       Director of the Co-            March 22, 1999
------------------------------------  Registrant listed Above
       Frederick B. Hegi, Jr.

        /s/ Timothy M. Wood          Director of the Co-            March 22, 1999
------------------------------------  Registrant listed Above
          Timothy M. Wood

       /s/ Jay I. Applebaum          Director of the Co-            March 22, 1999
------------------------------------  Registrant listed Above
          Jay I. Applebaum

        /s/ John D. O'Brien          Director of the Co-            March 22, 1999
------------------------------------  Registrant listed Above
          John D. O'Brien

   /s/ James T. Callier, Jr.         Director of the Co-            March 22, 1999
------------------------------------  Registrant listed Above
       James T. Callier, Jr.


                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Co-Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 22nd day of March, 1999.

                                          LOOMIS, FARGO & CO. OF PUERTO RICO

                                                /s/ James K. Jennings, Jr.
                                          BY:__________________________________
                                                  James K. Jennings, Jr.
                                            Executive Vice President and Chief
                                                     Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
        /s/ J. Joe Adorjan           Chairman of the Board, and     March 22, 1999
------------------------------------  Director of the Co-
           J. Joe Adorjan             Registrant listed above


        /s/ James B. Mattly          President, Chief Executive     March 22, 1999
------------------------------------  Officer and Director of the
          James B. Mattly             Co-Registrant listed above
                                      (Principal Executive
                                      Officer)


    /s/ James K. Jennings, Jr.       Executive Vice President and   March 22, 1999
------------------------------------  Chief Financial Officer of
       James K. Jennings, Jr.         the Co-Registrant listed
                                      above (Principal Financial
                                      and Accounting Officer)


    /s/ Frederick B. Hegi, Jr.       Director of the Co-            March 22, 1999
------------------------------------  Registrant listed Above
       Frederick B. Hegi, Jr.


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE SECURITIES ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE EXCHANGE ACT.

  No annual report or proxy material has been or will be sent to security holders of the registrants.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

                                             Additions
                                         -----------------
                                Balance  Charged
                                  at     to Costs Charged              Balance
                               Beginning   and    to Other Deductions  at End
                               of Period Expenses Accounts    (1)     of Period
                               --------- -------- -------- ---------- ---------
Deducted from asset account--
 allowance for doubtful
 accounts:
  Year ended June 30, 1996...    $221     $   14              $(12)     $ 247
  Six months ended December
   31, 1996..................     247         68                 7        308
  Year ended December 31,
   1997......................     308        708               516        500
  Year ended December 31,
   1998......................     500      2,229               505      2,224

--------
(1) Uncollectible accounts written off, net of recoveries.