Form 10-Q
period 1999-03-31
LOOMIS FARGO & CO; LFC HOLDING CORP /NEW; LOOMIS FARGO & CO /TX/; LOOMIS FARGO & CO OF PUERTO RICO
filed 1999-05-17
CIK 1037120, 1039721, 1039727, 1039728

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                         -----------------------------
                                   FORM 10-Q
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

 Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 As of May 13, 1999, 10,000,000 shares of the Common Stock, $0.01 par value, of Loomis, Fargo & Co.; 2,652,705 shares of the Class A Common Stock, $0.01 par value, of LFC Holding Corporation; 1,000 shares of the Common Stock, $10.00 par value, of Loomis, Fargo & Co. (a Texas corporation); and 250 shares of Common Stock, no par value, of Loomis, Fargo & Co. of Puerto Rico, were outstanding.

                         PART I - FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                              LOOMIS, FARGO & CO.
                          CONSOLIDATED BALANCE SHEETS
                           (unaudited, in thousands)



                                                      December 31,    March 31,
                                                         1998           1999
                                                        ------         ------
ASSETS
Current assets:
  Cash and cash equivalents                               $  2,548     $  5,031
  Accounts receivable, net                                  30,261       30,993
  Prepaid expenses and other current assets                  3,965        5,903
                                                          --------     --------
    Total current assets                                    36,774       41,927

Property and equipment, net                                 40,736       41,982
Deferred taxes, net                                          3,608        3,608
Intangible assets, net                                     105,943      105,243
Other assets, net                                            3,975        3,734
                                                          --------     --------

Total Assets                                              $191,036     $196,494
                                                          ========     ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                        $ 21,044     $ 15,384
  Accrued expenses and other current liabilities            29,549       32,322
  Current portion, long-term debt - affiliates               3,000        3,000
  Current portion, capital lease obligations                   411          367
                                                          --------     --------
     Total current liabilities                              54,004       51,073

Long-term liabilities:
  Long-term debt - affiliates                                2,988        3,000
  Long-term debt - other                                   130,100      137,000
  Capital lease obligations                                    318          243
  Other long-term liabilities                               10,613       11,697
                                                          --------     --------
     Total long-term liabilities                           144,019      151,940

Stockholders' deficit:
  Common stock                                                 100          100
  Additional paid-in capital                                24,755       24,755
  Accumulated deficit                                      (31,842)     (31,374)
                                                          --------     --------
     Total stockholders' deficit                            (6,987)      (6,519)
                                                          --------     --------

Total liabilities and stockholders' deficit               $191,036     $196,494
                                                          ========     ========

                            See accompanying notes.

                              LOOMIS, FARGO & CO.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited, in thousands)


                                            Quarter Ended
                                               March 31,
                                           1998        1999
                                          -------   -------
REVENUES                                  $96,504     $94,050

COST OF OPERATIONS:
  Payroll and related expense              58,615      57,884
  Vehicle expense                          12,238      10,991
  Facilities expense                        3,969       4,098
  Other operating expenses                 18,951      16,691
                                          -------     -------
                                           93,773      89,664
                                          -------     -------

OPERATING INCOME                            2,731       4,386

INTEREST EXPENSE                            4,039       3,450
                                          -------     -------

INCOME (LOSS) BEFORE INCOME TAXES          (1,308)        936

INCOME TAXES                                  105         468
                                          -------     -------
NET INCOME (LOSS)                         $(1,413)    $   468
                                          =======     =======

                            See accompanying notes.

                              LOOMIS, FARGO & CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)


                                                                Quarter Ended
                                                                   March 31,
                                                               1998        1999
                                                            ----------   --------
OPERATING ACTIVITIES
Net income (loss)                                            $ (1,413)   $   468
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
 Depreciation and amortization expense                          3,680      3,281
 Amortization of financing costs                                  236        241
 Accretion of discount on NOL note                                 48         12
 (Gain) loss on disposal of property and equipment                 (2)        12
 Provision for doubtful accounts                                3,044        352
 Changes in current assets and liabilities:
     Accounts receivable                                       11,532     (1,084)
     Prepaid expenses and other current assets                     10     (1,938)
     Accounts payable                                          (6,252)    (5,660)
     Accrued expenses and other liabilities                   (10,779)     3,857
                                                             --------    -------
Net cash provided by (used in) operating activities               104       (459)
                                                             --------    -------

INVESTING ACTIVITIES
Acquisition of property and equipment                          (2,064)    (3,866)
Proceeds from sale of property and equipment                       40         27
                                                             --------    -------
Net cash used in investing activities                          (2,024)    (3,839)
                                                             --------    -------

FINANCING ACTIVITIES
Net borrowings of debt                                          4,000      6,900
Repayments of capital lease obligations                          (152)      (119)
Financing costs related to debt                                  (104)         -
                                                             --------    -------
Net cash provided by financing activities                       3,744      6,781
                                                             --------    -------

Net increase in cash and cash equivalents                       1,824      2,483
Cash and cash equivalents at beginning of period                3,659      2,548
                                                             --------    -------

Cash and cash equivalents at end of period                   $  5,483    $ 5,031
                                                             ========    =======

                            See accompanying notes

                              LOOMIS, FARGO & CO.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1999



NOTE 1   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements of Loomis, Fargo & Co. (the "Company") as of December 31, 1998 included in the Form 10-K filed with the Securities and Exchange Commission on March 24, 1999. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year.

Certain prior period amounts have been reclassified to conform with the 1999 presentation.


NOTE 2   RECENT PRONOUNCEMENTS

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


NOTE 3   SIGNIFICANT CUSTOMER

One of the Company's customers accounts for approximately 12% of the Company's consolidated revenue for the first quarter of 1999.

                                    ITEM 2
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Loomis, Fargo & Co. (the "Company") provides armored car transport services to a variety of financial, commercial, industrial and retail establishments within the United States and Puerto Rico. The Company offers secure, expedited transportation and protection for valuable commodities, provides extensive automatic teller machine ("ATM") services, and cash vault and related services to financial institutions and other commercial customers. The Company also provides contract security officers to patrol and control access to customer facilities in Puerto Rico.

FORWARD-LOOKING INFORMATION

Certain statements in this report including such terms as "believe", "estimate", "should", "may", "expect", "anticipate" and similar expressions which are not historical are forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, the Company's expectation as to future performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this report. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to leverage and debt service, changes in interest rates, risks inherent in the armored transport industry, general economic and business conditions, restrictions imposed by the bank credit facility, the ability to attract and retain qualified employees, timely identification and resolution of all Year 2000 issues, environmental and other regulatory matters and future legal proceedings. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements.

RESULTS OF OPERATIONS

The following table sets forth the Company's consolidated results of operations expressed as a percentage of revenue.

                                            Quarter Ended
                                               March 31,
                                          -------------------
                                           1998        1999
                                          -------     -------
REVENUES                                    100%        100%

COST OF OPERATIONS:
  Payroll and related expense              60.7        61.5
  Vehicle expense                          12.7        11.7
  Facilities expense                        4.1         4.4
  Other operating expenses                 19.6        17.7
                                          -------     -------

OPERATING INCOME                            2.8         4.7

INTEREST EXPENSE                            4.2         3.7
                                          -------     -------

INCOME (LOSS) BEFORE TAXES                 (1.4)        1.0

INCOME TAXES                                0.1         0.5
                                          -------     -------
NET INCOME (LOSS)                          (1.5)%       0.5%
                                          =======     =======

Revenues. Revenues for the first quarter of 1999 decreased by approximately $2.5 million (2.5%) from last year's corresponding period. During the last half of 1997, the Company continued its initiative to improve the quality of service and revenue on the contracts acquired in the January 1997 combination with Wells Fargo Armored Services Corporation. A majority of the acquired contracts were renegotiated with higher rates by the end of 1997. These rate increases, which also occurred during 1998 to a lesser extent, resulted in higher revenues from the acquired contracts for much of the first quarter of 1998; however, they also resulted in the loss of certain customers. This revenue initiative also included a conscious decision by management to discontinue relationships with specific customers that were unprofitable or did not meet the Company's strategic objectives. These factors largely explain the decrease in quarter over quarter revenues.

The following table analyzes revenues by type of service. The decrease in armored transport services results from the impacts of the revenue improvement initiative previously discussed. Management believes ATM services continue to represent the most dynamic growth sector of the industry and related revenues increased during the first quarter of 1999 as compared to the respective period in 1998. The table also reflects a slight reduction in the cash vault and related services, partially attributable to management's revenue initiative strategies.



                                                               Quarter Ended
                                                                  March 31
                                            --------------------------------------------------
(In millions)                                     1998              1999              Change
                                            --------------    --------------    --------------
 Traditional armored transport services              $58.1             $54.8             $(3.3)
 ATM services                                         28.6              29.9               1.3
 Cash vault and related services                       9.8               9.3              (0.5)
                                            --------------    --------------    --------------
      Total Revenues                                 $96.5             $94.0             $(2.5)
                                            ==============    ==============    ==============

Payroll and related expense. Payroll and related expense for the quarter ended March 31, 1999 decreased by approximately $0.7 million (1.2%) from the corresponding period in 1998. As a percentage of revenue, payroll and related expense increased to 61.5% from 60.7% during the first quarters of 1999 and 1998, respectively. Slight decreases in routes being serviced and route efficiencies resulted in a reduction in the total expenses; however, other factors have increased these expenses as a percentage of revenue. These factors include the business strategy of improved wages and fringe benefits throughout the Company as well as further investments in two and three-person crew complements to enhance security. As most of these investments had been completed by March 31, 1999, management expects payroll and related expense will decrease slightly as a percentage of revenue.

Vehicle expense. Vehicle expense for the first quarter of 1999 decreased by approximately $1.2 million (10.2%) from the corresponding period in 1998. Vehicle expense as a percent of revenues decreased to 11.7% for the first quarter of 1999 from 12.7% for the corresponding period in 1998. The decreases were largely a result of the revenue improvement initiative as previously discussed. This resulted in a reduction in the number of truck hours required to service the remaining higher quality of revenue customers. Fuel prices were approximately 10.0% lower during the first quarter of 1999 as compared to the corresponding quarter in 1998, which also contributed to the decreases. In addition, route efficiencies have been achieved through the consolidation of branches and the restructuring of routes. If fuel prices remain at their current level, which are approximately 11.0% higher than the beginning of 1999, second quarter vehicle expense will be negatively impacted by approximately $200,000.

Facilities expense. Facilities expense for the first quarter of 1999, and the expense as a percent of revenue, remained relatively constant with the corresponding period in 1998.

Other operating expenses. Other operating expenses for the first quarter of 1999 decreased by approximately $2.3 million (11.9%) from the corresponding period in 1998. Other operating expenses as a percent of revenues decreased to 17.7% for the quarter ended March 31, 1999 from 19.6% for the corresponding period in 1998. Other operating expenses include such expenses as cargo insurance premiums and retained losses, costs of a centralized dispatch center, subcontracting costs, bad debt expense, and the testing, recruiting and training of employees. The conscious decision by management to discontinue relationships with specific unprofitable customers and an emphasis on collections produced a decrease in bad debt expense of $2.6 million during the first quarter of 1999 as compared to the same period in 1998. Combined cash-in-transit insurance premiums and cargo losses totaled approximately $3.0 million and $2.6 million for the first quarters of 1999 and 1998, respectively.

Interest expense. Interest expense for the first quarter of 1999 decreased by approximately $0.6 million (14.6%) from the corresponding period in 1998. This is primarily a result of the daily average borrowings under the Company's credit facility being approximately $21.7 million (28.2%) lower during the first quarter of 1999 as compared to the same quarter last year.


LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents at March 31, 1999 and 1998 were $5.0 million and $5.5 million, respectively. Changes in cash and cash equivalents are described in the statements of cash flows, which are summarized below.


                                                                 Quarter Ended
                                                                    March 31
                                                        ----------------------------------
(In millions)                                                  1998                1999
                                                        --------------      --------------
 Net cash provided by operating activities                       $ 0.1               $(0.5)
 Net cash used in investing activities                            (2.0)               (3.8)
 Net cash provided by (used in) financing activities               3.7                 6.8
                                                        --------------      --------------
      Net increase in cash and cash equivalents                  $ 1.8               $ 2.5
                                                        ==============      ==============

OPERATING ACTIVITIES

Net cash of $0.5 million was used by operating activities during the first quarter of 1999. A greater reduction in accounts receivable was achieved in the first quarter of 1998 than in the corresponding period in 1999. The largest item impacting the first quarter of 1998 was the reduction to accrued expenses due to an $11.7 million payment to the Company's insurance carrier in January 1998 related to the recovery of a 1997 cargo loss.

INVESTING ACTIVITIES

In the first quarter of 1999, cash of $3.9 million was used for acquisitions of property and equipment. A substantial amount of these expenditures relate to the enhancement of the Company's fleet.

Planned capital expenditures for the next twelve months are $16.0 million. The Company is purchasing more of its fixed assets rather than obtaining them through operating leases, which has increased capital expenditures.

FINANCING ACTIVITIES

Net borrowings of $6.9 million were made on the Company's bank credit facility during the first quarter of 1999. The Company's average daily balance outstanding, however, was $21.7 million less during this quarter than the corresponding period in 1998. The primary reason the Company was able to reduce the level of debt has been due to improved collections and the subsequent reduction of accounts receivable as previously discussed.

The Company's balance sheet reflected a working capital deficit of $9.1 million at March 31, 1999, a decrease from the December 31, 1998 working capital deficit of $17.2 million. The Company is highly leveraged, with long-term liabilities comprising 77.3% of total liabilities and a common stockholders' deficit at March 31, 1999.

The Company's revolving bank credit facility provided aggregate commitments of $105.0 million at December 31, 1998. The credit facility agreement includes a step-down of the commitment over the final three years of the facility. The commitment is reduced by $3.75 million and $4.375 million at the end of each quarter in 1999 and 2000, respectively. Therefore, a total commitment of $101.2 million remained at March 31, 1999. The facility includes guarantees of letters of credit, of which approximately $17.2 million were outstanding at March 31, 1999. The remaining commitment available under the facility at March 31, 1999 was $32.1 million. Under the facility, funds can be borrowed either for unspecified periods of time at a base rate tied to the bank's prime rate, or for set periods of time under variable rates tied to LIBOR.

By December 1999, the total commitment under the bank credit facility will decrease to $90.0 million. It is anticipated that letters of credit requirements, principally for casualty liabilities, should not exceed $20.0 million by December 31, 1999, leaving $70.0 million in available borrowing capacity. Management believes that the operating cash flow and this remaining financing commitment will be more than adequate to fund future operating needs, capital expenditures, and any required repayments of debt.

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

Assessment

The assessment phase entails a company-wide inventory of all hardware and software (including business and operational applications and operating systems) that may be at risk, and identification of key third-party businesses whose Year 2000 failures might also significantly impact the Company. The centralized IT system inventory process has been completed as well as the inventories of the branch offices and key third-party business relationships (to include all non-IT systems) have been completed.

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

Assessment also involves the development of appropriate remedial strategies for both IT and non-IT systems. These strategies may include repairing, testing and certifying, replacing or abandoning particular systems. The strategy phase has been completed for all IT systems. The process of analysis, certification, replacement or "workaround" for embedded systems in the branch offices is expected to consume the second quarter of 1999.

Several significant achievements have been made to date. The Company's core financial reporting and contract billing systems were upgraded in July 1998. Additionally, the key system located at the centralized dispatch center was replaced during 1998. Confirmation was received from the vendors that these systems were Year 2000 ready prior to their being installed. Since the Company's core business relates to the transportation and handling of valuables, the truck fleet and its supporting infrastructure is being rigorously reviewed. To date, there have been no significant issues identified with the fleet viability as it pertains to Year 2000. In addition, confirmation has been received from the major truck supplier that the engines which have been supplied for the Company's use will not cease functioning because of the Year 2000 transition. Finally, the vendor that supplies the electronic locks that Loomis, Fargo & Co. installs on customers' ATMs for added security, has assured the Company that their product is Year 2000 ready.

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

Costs

The Company does not expect that the costs associated with its Year 2000 efforts will be material. The Company estimates aggregate expenditures of approximately $1.1 million to address Year 2000 issues and is being funded through operating
cash flows.   These aggregate expenditures include $0.5 million of costs that are being charged to expense and $0.6 million of costs, related to the accelerated replacement of non-compliant systems due to Year 2000 issues, which will be capitalized. The total amount expended through March 31, 1999 was approximately $0.3 million, all of which was expensed. These estimated costs do not include costs incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 compliant nor do they include any potential costs related to any customer or other claim or costs to implement any contingency plans. In addition, these cost estimates are based on current assessments of the ongoing activities described above, and are subject to changes as the Company continuously monitors these activities.

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

(a) Exhibits

 3.1 Certificate of Incorporation of Loomis, Fargo & Co. (Delaware), as amended. (1)

 3.2     Bylaws of Loomis, Fargo & Co. (Delaware). (1)

 3.3 Certificate of Incorporation of LFC Holding Corporation, as amended. (1)

 3.4     Bylaws of LFC Holding Corporation, as amended. (1)

 3.5 Articles of Incorporation of Loomis, Fargo & Co. (Texas), as amended. (1)

 3.6     Bylaws of Loomis, Fargo & Co. (Texas), as amended. (1)

 3.9 Amended and Restated Articles of Incorporation of Loomis, Fargo & Co. of Puerto Rico, as amended. (1)

 3.10    Bylaws of Loomis, Fargo & Co. of Puerto Rico. (1)

 4.1 Indenture, dated as of January 24, 1997, among Loomis, Fargo & Co. (Delaware), as Issuer, LFC Holding Corporation, Loomis, Fargo & Co. (Texas), LFC Armored of Texas Inc. (formerly known as Wells Fargo Armored Service Corporation of Texas), and Loomis, Fargo & Co. of Puerto Rico (formerly known as Wells Fargo Armored Service Corporation of Puerto Rico), as Guarantors, and Marine Midland Bank, as trustee.
         (1)

 4.2     Form of New Note (included in Exhibit 4.1, Exhibit A-3). (1)

10.1     First Amendment to Unitholders Option Plan and Agreement.*

10.2 Settlement Agreement, dated as of May 14, 1999, between Borg-Warner Security Corporation and the Company.*

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




                                       Loomis, Fargo & Co. (Delaware)
                                       LFC Holding Corporation
                                       Loomis, Fargo & Co. (Texas)
                                       Loomis, Fargo & Co. of Puerto Rico



Date: May 14, 1999                     By:  /s/ James K. Jennings, Jr.
      --------------                       -----------------------------
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