Form 10-Q
period 1999-06-30
LOOMIS FARGO & CO; LFC HOLDING CORP /NEW; LOOMIS FARGO & CO /TX/; LOOMIS FARGO & CO OF PUERTO RICO
filed 1999-08-11
CIK 1037120, 1039721, 1039727, 1039728

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

LOOMIS, FARGO & CO.

(Exact name of registrant as specified in its charter)

Delaware	333-24689	76-0521092
(State or other jurisdiction)	(Commission File Number)	(IRS Employer Identification No.)

File No. 333-24689-01 LFC Holding Corporation (Exact Name of Registrant as Specified in its Charter)	File No. 333-24689-02 Loomis, Fargo & Co. (Exact Name of Registrant as Specified in its Charter)	File No. 333-24689-04 Loomis, Fargo & Co. of Puerto Rico (Exact Name of Registrant as Specified in its Charter)

Delaware	Texas	Tennessee
(State or other jurisdiction of	(State or other jurisdiction of	(State or other jurisdiction of
incorporation or organization)	incorporation or organization)	incorporation or organization)

75-2371825	75-0117200	66-0215016
(I.R.S. Employer	(I.R.S. Employer	(I.R.S. Employer
Identification No.)	Identification No.)	Identification No.)

2500 CityWest Blvd., Suite 900
Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

Registrants' telephone number, including area code: (713) 435-6700

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 10, 1999, 10,000,000 shares of the Common Stock, $0.01 par value, of Loomis, Fargo & Co.; 2,652,705 shares of the Class A Common Stock, $0.01 par value, of LFC Holding Corporation; 1,000 shares of the Common Stock, $10.00 par value, of Loomis, Fargo & Co. (a Texas corporation); and 250 shares of Common Stock, no par value, of Loomis, Fargo & Co. of Puerto Rico, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Loomis, Fargo & Co.

Consolidated Balance Sheets

(Unaudited, in thousands)

	December 31,	June 30,
	1998	1999
Assets
Current assets:
Cash and cash equivalents	$ 2,548	$ 9,884
Accounts receivable, net	30,261	26,091
Prepaid expenses and other current assets	3,965	5,848

Total current assets	36,774	41,823

Property and equipment, net	40,736	43,701
Deferred taxes, net	3,608	4,116
Intangible assets, net	105,943	102,942
Other assets, net	3,975	3,493

Total Assets	$ 191,036	$ 196,075

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$ 21,044	$ 18,345
Accrued expenses and other current liabilities	29,549	34,973
Current portion, long-term debt - affiliates	3,000	2,904
Current portion, capital lease obligations	411	330

Total current liabilities	54,004	56,552

Long-term liabilities:
Long-term debt - affiliates	2,988	-
Long-term debt - other	130,100	133,000
Capital lease obligations	318	178
Other long-term liabilities	10,613	12,112

Total long-term liabilities	144,019	145,290

Stockholders' deficit:
Common stock	100	100
Additional paid-in capital	24,755	24,755
Accumulated deficit	(31,842)	(30,622)

Total stockholders' deficit	(6,987)	(5,767)

Total liabilities and stockholders' deficit	$ 191,036	$ 196,075

See accompanying notes.

Loomis, Fargo & Co.

Consolidated Statements of Operations

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	1998	1999	1998	1999
Revenues	$ 96,854	$ 94,802	$ 193,358	$ 188,852

Cost of operations:
Payroll and related expense	58,633	58,439	117,306	116,323
Vehicle expense	12,515	10,879	24,752	21,870
Facilities expense	4,171	4,063	8,140	8,161
Other operating expenses	17,865	16,583	36,759	33,274

	93,184	89,964	186,957	179,628

Operating income	3,670	4,838	6,401	9,224
Interest expense	3,822	3,334	7,861	6,784

Income (loss) before income taxes	(152)	1,504	(1,460)	2,440
Income taxes	105	752	210	1,220

Net income (loss)	$ (257)	$ 752	$ (1,670)	$ 1,220

See accompanying notes.

Loomis, Fargo & Co.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,

	1998	1999
Operating activities
Net income (loss)	$ (1,670)	$ 1,220
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	7,155	6,457
Amortization of financing costs	477	482
Accretion of discount on NOL note	96	12
Deferred income taxes	-	1,092
Gain on disposal of property and equipment	(28)	(28)
Provision for doubtful accounts	3,109	435
Changes in current assets and liabilities:
Accounts receivable	13,903	3,735
Prepaid expenses and other current assets	(943)	(1,883)
Accounts payable	(5,135)	(2,699)
Accrued expenses and other liabilities	(5,266)	6,922
Net cash provided by operating activities	11,698	15,745
Investing activities
Acquisition of property and equipment	(4,992)	(8,089)
Proceeds from sale of property and equipment	124	97
Net cash used in investing activities	(4,868)	(7,992)
Financing activities
Net borrowings (repayments) on line of credit facility	(5,000)	2,888
Repayment of long-term debt - affiliates	-	(3,084)
Repayments of capital lease obligations	(294)	(221)
Financing costs related to debt	(104)	-
Net cash used in financing activities	(5,398)	(417)
Net increase in cash and cash equivalents	1,432	7,336
Cash and cash equivalents at beginning of period	3,659	2,548
Cash and cash equivalents at end of period	$ 5,091	$9,884

See accompanying notes

LOOMIS, FARGO & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1999

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements of Loomis, Fargo & Co. (the "Company") as of December 31, 1998 included in the Form 10-K filed with the Securities and Exchange Commission on March 24, 1999. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

Certain prior period amounts have been reclassified to conform with the 1999 presentation.

NOTE 2 RECENT PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) was issued. SFAS 133 establishes a new model for accounting for derivatives and hedging activities and is effective for fiscal years beginning after June 15, 2000. Management believes the adoption will not have a material impact on the Company's financial statements.

NOTE 3 INCOME TAXES

The Company continually reviews the adequacy of the valuation allowance related to deferred tax assets and reduced the reserve by $1.6 million during the quarter ended June 30, 1999. The reduction resulted from a reassessment by the Company which indicates that it is more likely than not that additional benefits will be realized. As the reduction in valuation allowance was related to purchase accounting, a corresponding reduction in goodwill resulted.

NOTE 4 SIGNIFICANT CUSTOMER

One of the Company's customers accounts for approximately 13% of the Company's consolidated revenue for the second quarter of 1999.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Loomis, Fargo & Co. (the " Company") provides armored car transport services to a variety of financial, commercial, industrial and retail establishments within the United States and Puerto Rico. The Company offers secure, expedited transportation and protection for valuable commodities, provides extensive automatic teller machine ("ATM ") services, cash management and related services to financial institutions and other commercial customers. The Company also provides contract security officers to patrol and control access to customer facilities in Puerto Rico.

FORWARD-LOOKING INFORMATION

Certain statements in this report including such terms as "believe", "estimate", "should", "may", "expect", " anticipate" and similar expressions which are not historical are forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, the Company's expectation as to future performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this report. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to leverage and debt service, changes in interest rates, risks inherent in the armored transport industry, general economic and business conditions, restrictions imposed by the bank credit facility, the ability to attract and retain qualified employees, timely identification and resolution of all Year 2000 issues, environmental and other regulatory matters and future legal proceedings. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements.

RESULTS OF OPERATIONS

The following table sets forth the Company's consolidated results of operations expressed as a percentage of revenue.

	Six Months Ended June 30,	Three Months Ended June 30,

	1998	1999	1998	1999

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations:
Payroll and related expense	60.7	61.6	60.5	61.6
Vehicle expense	12.8	11.6	12.9	11.5
Facilities expense	4.2	4.3	4.3	4.3
Other operating expenses	19.0	17.6	18.5	17.5
Operating income	3.3	4.9	3.8	5.1
Interest expense	4.1	3.7	4.0	3.5
Income (loss) before taxes	(0.8)	1.2	(0.2)	1.6
Income taxes	0.1	0.6	0.1	0.8
Net income (loss)	(0. 9)%	0.6%	(0.3)%	0.8%

Revenues. Revenues decreased by approximately $4.5 million (2.3%) and $2.1 million (2.1%), respectively, for the six and three month periods ended June 30, 1999 from last year's corresponding periods. During the last half of 1997, the Company continued its initiative to improve the quality of service and revenue on the contracts acquired in the January 1997 combination with Wells Fargo Armored Services Corporation. A majority of the acquired contracts were renegotiated with higher rates by the end of 1997. These rate increases, which also occurred during 1998 to a lesser extent, resulted in higher revenues from the acquired contracts for much of the first half of 1998; however, they also resulted in the loss of certain customers. This revenue initiative also included a conscious decision by management to discontinue relationships with specific customers that were unprofitable or did not meet the Company's strategic objectives. These factors are the primary reason for the decreases in revenues.

The following table analyzes revenues by type of service. The decrease in armored transport services results from the impacts of the revenue improvement initiative previously discussed. Management believes ATM services continue to represent a growth sector of the industry and related revenues increased during the first half of 1999 as compared to the respective period in 1998. The table also reflects a slight reduction in the cash management and related services, partially attributable to management's revenue initiative strategies.

	Six Months Ended June 30,

(in millions)	1998	1999	Change
Traditional armored transport services	$114.9	$109.8	$(5.1)
ATM services	58.3	60.3	2.0
Cash management and related services	20.2	18.8	(1.4)
Total Revenues	$193.4	$188.9	$(4.5)

Payroll and related expense. Payroll and related expense decreased by approximately $1.0 million (0.8%) and $0.2 million (0.3%) for the respective six and three month periods ended June 30, 1999 from the corresponding periods in 1998. As a percentage of revenue, payroll and related expense increased to 61.6% for both the six and three month periods ended June 30, 1999 from 60.7% and 60.5% for the comparative periods in 1998. Slight decreases in routes being serviced and route efficiencies resulted in a reduction in the total expenses; however, other factors have increased these expenses as a percentage of revenue. These factors include the business strategy of improved wages and fringe benefits throughout the Company as well as increases in the number of crew operating certain higher risk routes.

Vehicle expense. Vehicle expense decreased by approximately $2.9 million (11.6%) and $1.6 million (13.1%) for the respective six and three months ended June 30, 1999 from the corresponding periods in 1998. Vehicle expense as a percent of revenues decreased to 11.6% and 11.5% for the respective six and three month periods of 1999 from 12.8% and 12.9% for the corresponding periods in 1998. The decreases were largely a result of the revenue improvement initiative as previously discussed. This resulted in a reduction in the number of truck hours required to service the remaining higher quality of revenue customers. The continuing consolidation of branches and the restructuring of routes have produced the majority of this favorable variance.

Facilities expense. Facilities expense and the expense as a percent of revenue, for the six and three month periods of 1999, remained relatively constant with the corresponding periods in 1998.

Other operating expenses. Other operating expenses decreased by approximately $3.5 million (9.5%) and $1.3 million (7.2%) for the respective six and three month periods ended June 30, 1999 from the corresponding periods in 1998. Other operating expenses as a percent of revenues decreased to 17.6% and 17.5% for the respective six and three month periods ended June 30, 1999 from 19.0% and 18.5% for the corresponding periods in 1998. Other operating expenses include such expenses as cargo insurance premiums and retained losses, costs of a centralized dispatch center, subcontracting costs, bad debt expense, and the testing, recruiting and training of employees. The conscious decision by management to discontinue relationships with specific unprofitable customers and an emphasis on collections produced a decrease in bad debt expense of $3.1 million during the first six months of 1999 as compared to the same period in 1998. Combined cash-in-transit insurance premiums and cargo losses totaled approximately $5.1 million and $5.9 million for the first six months of 1999 and 1998, respectively.

Interest expense. Interest expense decreased by approximately $1.1 million (13.7%) and $0.5 million (12.8%) for the respective six and three month periods ended June 30, 1999 from the corresponding periods in 1998. This is primarily a result of the daily average borrowings under the Company's credit facility being approximately $16.9 million (24.2%) and $11.0 million (19.3%) lower during the respective six and three month periods of 1999 as compared to the same periods last year.

Income taxes. Income tax expense as a percentage of pre-tax income increased for the six and three month periods ended June 30, 1999 from the corresponding periods in 1998. This is largely due to the fact that reductions in the deferred tax valuation allowance related to purchase accounting for prior acquisitions. This resulted in goodwill related to those acquisitions being reduced; whereas reductions in the valuation allowance related to other items would have result in a reduction in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents at June 30, 1999 and 1998 were $9.9 million and $5.1 million, respectively. Changes in cash and cash equivalents are described in the statements of cash flows, which are summarized below.

	Six Months Ended June 30

(In millions)	1998	1999
Net cash provided by operating activities	$11.7	$15.7
Net cash used in investing activities	(4.9)	(8.0)
Net cash used in financing activities	(5.4)	(0.4)
Net increase in cash and cash equivalents	$1.4	$7.3

Operating Activities

Net cash of $15.7 million was provided by operating activities during the first six months of 1999. The largest item impacting the first six months of 1998 was the reduction to accrued expenses due to an $11.7 million payment to the Company's insurance carrier in January 1998 related to the recovery of a 1997 cargo loss. In addition, a greater reduction in accounts receivable was achieved in the first six months of 1998 than in the corresponding period in 1999.

Investing Activities

In the first six months of 1999, cash of $8.0 million was used for acquisitions of property and equipment, which primarily relate to the enhancement of the Company's fleet.

Planned capital expenditures for the next twelve months are $16.0 million. The Company is purchasing more of its fixed assets rather than obtaining them through operating leases, which has increased capital expenditures.

Financing Activities

In connection with the utilization of certain net operating losses in the 1998 Federal Income Tax return, the Company was required to make a $3.1 million payment on the long-term debt to affiliates. This payment resulted in net borrowings of $2.9 million being made on the Company's bank credit facility during the first six months of 1999. The Company's average daily balance outstanding, however, was $16.9 million less during this period than the corresponding period in 1998. The primary reason the Company was able to reduce the level of debt has been due to improved collections.

The Company's balance sheet reflected a working capital deficit of $14.7 million at June 30, 1999, a decrease from the December 31, 1998 working capital deficit of $17.2 million. The Company is highly leveraged, with long-term liabilities comprising 74.1% of total liabilities and a common stockholders' deficit at June 30, 1999.

The Company's revolving bank credit facility provided aggregate commitments of $105.0 million at December 31, 1998. The credit facility agreement includes a step-down of the commitment over the final three years of the facility. The commitment is reduced by $3.75 million and $4.375 million at the end of each quarter in 1999 and 2000, respectively. Therefore, a total commitment of $97.5 million remained at June 30, 1999. The facility includes guarantees of letters of credit, of which approximately $18.8 million were outstanding at June 30, 1999. The remaining commitment available under the facility at June 30, 1999 was $30.7 million. Under the facility, funds can be borrowed either for unspecified periods of time at a base rate tied to the bank's prime rate, or for set periods of time under variable rates tied to LIBOR.

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

IMPACT OF YEAR 2000

The Year 2000 computer issue is predominantly the result of many software programs categorizing the "year" in a two-digit format. Such programs may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors and a disruption in the operation of such systems. The Year 2000 issue creates potential risks for the Company in both the Information Technology ("IT") and non-IT systems that are depended on in various aspects of the business operations. The Company may also be exposed to risks from third parties with whom the Company interacts who fail to adequately address their own Year 2000 issues.

The Company has established an internally staffed Year 2000 Readiness Committee to address Year 2000 issues. The objectives of this committee are to create awareness, conduct assessment, complete renovation of critical and important items, validate or test the success of the changes, and oversee implementation of those tested changes into the Company's business processes.

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

Assessment

The assessment phase utilized a company-wide inventory of all hardware and software (including business and operational applications and operating systems) that may be at risk, and identification of key third-party businesses whose Year 2000 failures might also significantly impact the Company. The centralized IT system inventory process has been completed as well as the inventories of the branch offices and key third-party business relationships (to include all non-IT systems).

Once each at-risk system or item of equipment has been identified, the Year 2000 Committee will assess how critical the system is to business operations and the potential impact of failure, in order to establish priorities for repair or replacement. Systems are classified as "critical," " important" or "non-critical." A "critical" system is one that, if not operational, would cause the shutdown of all or a portion of a business immediately, while an "important " system is one that would likely cause such a shutdown within a short period of time. Once this process is completed for all systems, the resulting identification of business systems that are either "critical" or "important" will determine which items will be prioritized in our testing and certification program and the allocation of resources. The process of identifying any systems, equipment or services that may be impacted by date rollover vulnerability is nearly complete. Thus far, we have not received any indication of non-compliant status from any of our key vendors.

Assessment also involves the development of appropriate remedial strategies for both IT and non-IT systems. These strategies may include repairing, testing and certifying, replacing or abandoning particular systems. The strategy phase has been completed for all IT systems. The process of analysis, certification, replacement or "workaround" for embedded systems in the branch offices is expected to continue through the end of the third quarter of 1999.

The Company's core financial reporting and contract-billing systems were upgraded in July 1998. Additionally, the key system located at the centralized dispatch center was replaced during 1998. Confirmation was received from the vendors that these systems were Year 2000 ready prior to their being installed. Since the Company's core business relates to the transportation and handling of valuables, the truck fleet and its supporting infrastructure is being rigorously reviewed. To date, there have been no significant issues identified with the fleet viability as it pertains to Year 2000. In addition, confirmation has been received from the major truck supplier that the engines which have been supplied for the Company's use will not cease functioning because of the Year 2000 transition. Finally, the vendor that supplies the electronic locks that the Company installs on customers' ATMs for added security, has assured the Company that their product is Year 2000 ready.

Status of ATM Service (Customer Support Center)

Dispatching: All Year 2000 Compliance measures and testing have been accomplished for this operation and it's sub-systems. The Customer Support Center dispatching system, hardware and peripheral equipment have all been upgraded and passed an in-depth external Year 2000 review from a recognized and qualified consulting firm.

Emergency Power: The primary power source for our nation-wide Customer Support Center is commercial electricity provided by Baltimore Gas & Electric. Although they have given reasonable assurances that power will not be interrupted due to Y2K at this location, we will continue to maintain a backup power source. An auto-start "natural gas" powered generator, capable of running the operation in the event of an emergency, has been used successfully for years during blackouts. None of these power failures has ever resulted in a loss of natural gas pressure. The generator is however multi-fuel capable and could be run on liquid fuels in that event. The dispatching system is used for all First and Second Line Maintenance trouble calls and the issuance of encoded combinations for ATM safe access.

Status of Branch Operations

All of the manufacturers of the vehicles, currency counters, coin sorters and rollers, vaults locks, forklifts, scales, calculators and other non-PC equipment that we employ have indicated that these items do not perform, nor are they dependent upon, date calculations and are therefore not affected by the date rollover. The majority of our branches do not use an automated or PC-based system to provide services to our customers. Our program to bring all of our branch level PC-based management systems into compliance is progressing but will not affect our service.

Status of Vendors, Suppliers and Service Providers

We have reviewed the Year 2000 Compliance of our key third party-vendors (e.g. alarm service, paging networks, PSTN and utilities) and are completing the process of documenting their Year 2000 compliance status. Thus far, we have not received any indication of non-compliance from a critical vendor or any status that would have a material adverse effect upon the Company or its operations. We expect to fully complete this process for all branches by the end of August 1999.

Remediation

The remediation phase involves creating plans, marshalling necessary resources and executing the strategies chosen. For any systems or equipment not expected to be reliably functional after January 1, 2000, detailed manual workaround plans will be developed prior to the end of 1999.

Testing and Certification

This phase includes establishing a test environment, performing systems testing (with third parties if necessary), and certifying the results. The Company expects all critical IT systems to be IT certified by the end of the third quarter 1999. Testing for non-IT systems has not yet been initiated and due to the reliance on many third-party vendors for these systems, the Company cannot estimate precisely when this phase will be completed. Our target for all critical and important non-IT systems is late-1999. We have initiated written and telephone communications with key third-party suppliers/vendors, as well as public and private providers of infrastructure services, to ascertain and evaluate their efforts in addressing Year 2000 readiness. It is anticipated that the majority of testing and certification with these entities will occur in 1999. For many systems, services or items of equipment that are not proprietary and cannot be date tested we will continue to rely on the Year 2000 Readiness claims of manufacturers and vendors.

Third-Party Exposure

The Company is tracking the Year 2000 readiness status of its material vendors and suppliers via the Company's own internal vendor readiness effort. The Company is aggressively seeking Year 2000 certification from these companies, especially because of the dependent business relationships deemed critical by the Year 2000 Readiness Committee. Year 2000 correspondence is being sent to critical vendors and suppliers, with continued follow-up for those who fail to respond. To date, the Company is not aware of any problems that would materially impact results of operations, liquidity or capital resources; however, the Company has no means of ensuring that these suppliers and vendors will be Year 2000 ready. The inability of those parties to complete their Year 2000 resolution process could materially impact the Company. In late-1999, the Company expects to implement additional procedures for assessing the Year 2000 readiness status of its most critical vendors and will modify its contingency plans accordingly.

Costs

The Company does not expect that the costs associated with its Year 2000 efforts will be material. The Company estimates aggregate expenditures of approximately $1.9 million to address Year 2000 issues and is being funded through operating cash flows. These aggregate expenditures include $0.4 million of costs that are being charged to expense and $1.5 million of costs, related to the accelerated replacement of non-compliant systems due to Year 2000 issues, which will be capitalized. The total amount expended through June 30, 1999 was approximately $0.5 million, $0.2 million of which was expensed. These estimated costs do not include costs incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 compliant nor do they include any potential costs related to any customer or other claim or costs to implement any contingency plans. In addition, these cost estimates are based on current assessments of the ongoing activities described above, and are subject to changes as the Company continuously monitors these activities.

Risks

The following describes the Company's most reasonably likely worst-case scenario, given current uncertainties. If our renovated or replaced internal information technology systems fail the testing phase, or any software application or embedded microprocessors central to the Company's operations are overlooked in the assessment or remediation phases, significant problems including delays may be incurred in billing major customers for services performed. If our major customers' systems do not become Year 2000 ready on a timely basis, the Company will have problems and incur delays in receiving and processing correct reimbursement. If the vendors or suppliers fail to become Year 2000 ready, we may be unable to provide pickup and delivery services to our customers.

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

The Company is working jointly with customers, strategic vendors and business partners to identify and resolve any Year 2000 issues that may impact the Company. However, there can be no assurance that the companies with which the Company does business will achieve a Year 2000 conversion in a timely fashion, or that such failure by another company to convert will not have a material adverse effect on the Company. Therefore, we have begun to develop a detailed and comprehensive "Business Contingency Plan" designed to address situations that may result if the Company or any of the third parties upon which we are dependent is unable to achieve Year 2000 readiness.

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

        10.1 Settlement Agreement, dated as of June 30, 1999, between Loomis Stockholders Trust and the Company.*

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

                                                                                   Loomis, Fargo & Co. (Delaware)
                                                                                  LFC Holding Corporation
                                                                                  Loomis,  Fargo & Co. (Texas)
                                                                                  Loomis, Fargo & Co. of Puerto Rico

Date: August 11, 1999                                     By:   /s/ James K. Jennings, Jr.

                                                                                   James K. Jennings, Jr.
                                                                                  Executive Vice President and
                                                                                  Chief Financial Officer
                                                                                   (Principal Financial and
                                                                                  Accounting Officer of  the
                                                                                  Co-registrants)