Form 10-Q
period 1999-09-30
LOOMIS FARGO & CO; LFC HOLDING CORP /NEW; LOOMIS FARGO & CO /TX/; LOOMIS FARGO & CO OF PUERTO RICO
filed 1999-11-10
CIK 1037120, 1039721, 1039727, 1039728

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
- - - - - - - - - - - - - - - -
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

LOOMIS, FARGO & CO.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction)	333-24689 (Commission File Number)	76-0521092 (IRS Employer Identification No.)

File No. 333-24689-01 LFC Holding Corporation (Exact Name of Registrant as Specified in its Charter)	File No. 333-24689-02 Loomis, Fargo & Co. (Exact Name of Registrant as Specified in its Charter)	File No. 333-24689-04 Loomis, Fargo & Co. of Puerto Rico (Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	Texas (State or other jurisdiction of incorporation or organization)	Tennessee (State or other jurisdiction of incorporation or organization)

75-2371825 (I.R.S. Employer Identification No.)	75-0117200 (I.R.S. Employer Identification No.)	66-0215016 (I.R.S. Employer Identification No.)

2500 CityWest Blvd., Suite 900 Houston, Texas (Address of principal executive offices)	77042 (Zip Code)

Registrants' telephone number, including area code: (713) 435-6700

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 8, 1999, 10,000,000 shares of the Common Stock, $0.01 par value, of Loomis, Fargo & Co.; 2,652,705 shares of the Class A Common Stock, $0.01 par value, of LFC Holding Corporation; 1,000 shares of the Common Stock, $10.00 par value, of Loomis, Fargo & Co. (a Texas corporation); and 250 shares of Common Stock, no par value, of Loomis, Fargo & Co. of Puerto Rico, were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Loomis, Fargo & Co.
Consolidated Balance Sheets
(Unaudited, in thousands)

	December 31, 1998	September 30, 1999
Assets
Current assets:
Cash and cash equivalents	$2,548	$7,705
Accounts receivable, net	30,261	25,938
Prepaid expenses and other current assets	3,965	5,400

Total current assets	36,774	39,043

Property and equipment, net	40,736	45,025
Deferred taxes, net	3,608	6,031
Intangible assets, net	105,943	99,654
Other assets, net	3,975	3,253

Total Assets	$191,036	$193,006

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$21,044	$15,167
Accrued expenses and other current liabilities	29,549	30,017
Current portion, long-term debt - affiliates	3,000	2,904
Current portion, capital lease obligations	411	315

Total current liabilities	54,004	48,403

Long-term liabilities:
Long-term debt - affiliates	2,988	-
Long-term debt - other	130,100	137,000
Capital lease obligations	318	85
Other long-term liabilities	10,613	12,524

Total long-term liabilities	144,019	149,609

Stockholders' deficit:
Common stock	100	100
Additional paid-in capital	24,755	24,755
Accumulated deficit	(31,842)	(29,861)

Total stockholders' deficit	(6,987)	(5,006)

Total liabilities and stockholders' deficit	$ 191,036	$ 193,006

See accompanying notes.

Loomis, Fargo & Co.
Consolidated Statements of Operations
(Unaudited, in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	1998	1999	1998	1999
Revenues	$ 95,455	$ 94,665	$ 288,813	$ 283,517
Cost of operations:
Payroll and related expense	57,276	58,392	174,527	174,715
Vehicle expense	12,288	10,402	37,040	32,272
Facilities expense	4,085	4,205	12,225	12,366
Other operating expenses	17,894	16,718	54,710	49,992

	91,543	89,717	278,502	269,345

Operating income	3,912	4,948	10,311	14,172
Interest expense	3,783	3,426	11,644	10,210

Income (loss) before income taxes	129	1,522	(1,333)	3,962
Income taxes	70	761	280	1,981

Net income (loss)	$59	$761	$(1,613)	$1,981

See accompanying notes.

Loomis, Fargo & Co.

Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	1998	1999
Operating activities
Net income (loss)	$ (1,613)	$ 1,981
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization expense	10,675	9,648
Amortization of financing costs	718	722
Accretion of discount on NOL note	144	12
Deferred income taxes	-	1,777
Gain on disposal of property and equipment	(65)	(49)
Provision for doubtful accounts	490	574
Changes in current assets and liabilities:
Accounts receivable	21,284	3,749
Prepaid expenses and other current assets	(317)	(1,434)
Accounts payable	(5,245)	(5,877)
Accrued expenses and other liabilities	(9,840)	2,378

Net cash provided by operating activities	16,231	13,481

Investing activities
Acquisition of property and equipment	(6,956)	(11,901)
Proceeds from sale of property and equipment	221	102

Net cash used in investing activities	(6,735)	(11,799)

Financing activities
Net borrowings (repayments) of debt	(7,000)	6,900
Repayment of long-term debt - affiliates	-	(3,096)
Repayments of capital lease obligations	(430)	(329)
Financing costs related to debt	(104)	-

Net cash provided by (used in) financing activities	(7,534)	3,475

Net increase in cash and cash equivalents	1,962	5,157
Cash and cash equivalents at beginning of period	3,659	2,548

Cash and cash equivalents at end of period	$ 5,621	$ 7,705

See accompanying notes.

LOOMIS, FARGO & CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements of Loomis, Fargo & Co. (the "Company ") as of December 31, 1998 included in the Form 10-K filed with the Securities and Exchange Commission on March 24, 1999. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

Certain prior period amounts have been reclassified to conform with the 1999 presentation.

NOTE 2 RECENT PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) was issued. SFAS 133 establishes a new model for accounting for derivatives and hedging activities. In June 1999, SFAS 137 was issued which delayed the effective date of SFAS 133 by one year. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. Management believes the adoption will not have a material impact on the Company's financial statements.

NOTE 3 INCOME TAXES

The Company continually reviews the adequacy of the valuation allowance related to deferred tax assets and reduced the reserve by $4.2 million and $2.6 million during the nine and three month periods ended September 30, 1999, respectively. The reduction resulted from a reassessment by the Company which indicates that it is more likely than not that additional benefits will be realized. As the reduction in valuation allowance was related to purchase accounting, a corresponding reduction in goodwill resulted.

NOTE 4 SIGNIFICANT CUSTOMER

One of the Company's customers accounts for approximately 13% of the Company's consolidated revenue for the nine and three months ended September 30, 1999.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Loomis, Fargo & Co. (the "Company") provides armored car transport services to a variety of financial, commercial, industrial and retail establishments within the United States and Puerto Rico. The Company offers secure, expedited transportation and protection for valuable commodities, provides extensive automatic teller machine ("ATM") services, cash management and related services to financial institutions and other commercial customers. The Company also provides contract security officers to patrol and control access to customer facilities in Puerto Rico.

FORWARD-LOOKING INFORMATION

Certain statements in this report including such terms as "believe", "estimate", "should", "may", "expect", "anticipate" and similar expressions which are not historical are forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, the Company's expectation as to future performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations ( "Cautionary Statements") are disclosed in this report. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to leverage and debt service, changes in interest rates, risks inherent in the armored transport industry, general economic and business conditions, restrictions imposed by the bank credit facility, the ability to attract and retain qualified employees, timely identification and resolution of all Year 2000 issues, environmental and other regulatory matters and future legal proceedings. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements.

RESULTS OF OPERATIONS

The following table sets forth the Company's consolidated results of operations expressed as a percentage of revenue.

	Nine Months Ended September 30,		Three Months Ended September 30,
	1998	1999	1998	1999
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations:
Payroll and related expense	60.4	61.6	60.0	61.7
Vehicle expense	12.8	11.4	12.9	11.0
Facilities expense	4.2	4.4	4.3	4.4
Other operating expenses	19.0	17.6	18.7	17.7

Operating income	3.6	5.0	4.1	5.2
Interest expense	4.1	3.6	4.0	3.6

Income (loss) before taxes	(0.5)	1.4	0.1	1.6

Income taxes	0.1	0.7	0.1	0.8

Net income (loss)	(0.6%)	0.7%	0.1%	0.8%

Revenues. Revenues decreased by approximately $5.3 million (1.8%) and $0.8 million (0.8%), respectively, for the nine and three month periods ended September 30, 1999 from last year's corresponding periods. During the last half of 1997, the Company continued its initiative to improve the quality of service and revenue on the contracts acquired in the January 1997 combination with Wells Fargo Armored Services Corporation. A majority of the acquired contracts were renegotiated with higher rates by the end of 1997. These rate increases, which also occurred during 1998 to a lesser extent, resulted in higher revenues from the acquired contracts for much of the first half of 1998; however, they also resulted in the loss of certain customers. This revenue initiative also included a conscious decision by management to discontinue relationships with specific customers that were unprofitable or did not meet the Company's strategic objectives. These factors are the primary reason for the decreases in revenues.

The following table analyzes revenues by type of service. The decrease in armored transport services during the nine months ended September 30, 1999 primarily relate to the revenue improvement initiative previously discussed. Management believes that the small increase in the armored transport services during the quarter ended September 30, 1999 suggests the revenue reductions related to the revenue improvement initiative have concluded. Management believes ATM services continue to represent a growth sector of the industry and related revenues increased during the first nine months of 1999 as compared to the respective period in 1998. The slight reduction in cash management and related services is partially attributable to management's revenue initiative strategies which have resulted in the revenue from contract security in Puerto Rico decreasing by approximately $0.5 million during the third quarter of 1999 from the corresponding period last year.

	Nine Months Ended September 30,			Three Months Ended September 30,
(In millions)	1998	1999	Change	1998	1999	Change
Traditional armored transport services	$170.5	$165.6	$ (4.9)	$ 56.7	$ 55.8	$ 0.1
ATM services	88.0	90.2	2.2	29.7	30.0	0.3
Cash vault and related services	30.3	27.7	(2.6)	10.1	8.9	(1.2)

Total Revenues	$288.8	$283.5	$ (5.3)	$ 95.5	$ 94.7	$ (0.8)

Payroll and related expense. Payroll and related expense increased by approximately $0.1 million (0.1%) and $1.1 million (1.9%) for the respective nine and three month periods ended September 30, 1999 from the corresponding periods in 1998. A substantial amount of the increase for the quarter ended September 30, 1999 represented the strengthening of the management staffing throughout the Company. As a percentage of revenue, payroll and related expense increased to 61.6% and 61.7% for the nine and three month periods ended September 30, 1999 from 60.4% and 60.0% for the comparative periods in 1998. These changes reflect the business strategy of improved wages and fringe benefits throughout the Company as well as increases in the number of crew operating certain higher risk routes.

Vehicle expense. Vehicle expense decreased by approximately $4.8 million (12.9%) and $1.9 million (15.3%) for the respective nine and three months ended September 30, 1999 from the corresponding periods in 1998. Vehicle expense as a percent of revenues decreased to 11.4% and 11.0% for the respective nine and three month periods of 1999 from 12.8% and 12.9% for the corresponding periods in 1998. Reductions in the amount of auto liability claims and related premiums totaled in excess of $1.0 million for the nine and three month periods ended September 30, 1999 from the corresponding periods in 1998. Additionally, the revenue improvement initiative previously discussed resulted in a reduction in the number of truck hours required to service the remaining higher quality of revenue customers. The continuing consolidation of branches and the restructuring of routes have also positively impacted this variance as has the on-going upgrading of the Company's fleet. These positive variances were partially offset by increases in the price of fuel which resulted in approximately $400,000 and $300,000 of additional vehicle expense during the respective nine and three month periods ended September 30, 1999 from last year's corresponding periods.

Facilities expense. Facilities expense and the expense as a percent of revenue, for the nine and three month periods of 1999, remained relatively constant with the corresponding periods in 1998.

Other operating expenses. Other operating expenses decreased by approximately $4.7 million (8.6%) and $1.2 million (6.6%) for the respective nine and three month periods ended September 30, 1999 from the corresponding periods in 1998. Other operating expenses as a percent of revenues decreased to 17.6% and 17.7% for the respective nine and three month periods ended September 30, 1999 from 19.0% and 18.7% for the corresponding periods in 1998. Other operating expenses include such expenses as cargo insurance premiums and retained losses, costs of a centralized dispatch center, subcontracting costs, bad debt expense, and the testing, recruiting and training of employees. The conscious decision by management to discontinue relationships with specific unprofitable customers and an emphasis on collections produced a decrease in bad debt expense of $2.5 million during the first nine months of 1999 as compared to the same period in 1998. Combined cash-in-transit insurance premiums and cargo loss totals have declined by approximately $2.1 million to $7.6 million and $9.7 million for the first nine months of 1999 and 1998, respectively.

Interest expense. Interest expense decreased by approximately $1.4 million (12.3%) and $0.4 million (9.4%) for the respective nine and three month periods ended September 30, 1999 from the corresponding periods in 1998. This is primarily a result of the daily average borrowings under the Company's credit facility being approximately $14.0 million (20.8%) and $8.4 million (13.7%) lower during the respective nine and three month periods of 1999 as compared to the corresponding periods last year.

Income taxes. Income tax expense as a percentage of pre-tax income increased for the nine and three month periods ended September 30, 1999 from the corresponding periods in 1998. This is largely due to reductions in the deferred tax valuation allowance related to purchase accounting for prior acquisitions. This resulted in goodwill related to those acquisitions being reduced; whereas reductions in the valuation allowance related to other items would have resulted in a reduction in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents at September 30, 1999 and 1998 were $7.7 million and $5.6 million, respectively. Changes in cash and cash equivalents are described in the statements of cash flows, which are summarized below.

	Nine Months Ended September 30,
(In millions)	1998	1999
Net cash provided by operating activities	$ 16.2	$ 13.5
Net cash used in investing activities	(6.7)	(11.8)
Net cash used in financing activities	(7.5)	3.5

Net increase in cash and cash equivalents	$ 2.0	$ 5.2

Operating Activities

Net cash of $13.5 million was provided by operating activities during the first nine months of 1999. The $2.7 million reduction in cash provided by operating activities was partially due to a reduction of accounts receivable during 1998 being $17.5 million greater than the corresponding reduction in 1999. Offsetting this reduction was a reduction to accrued expenses during the first nine months of 1998 due to an $11.7 million payment to the Company's insurance carrier in January 1998 related to the recovery of a 1997 cargo loss.

Investing Activities

In the first nine months of 1999, cash of $11.8 million was used for acquisitions of property and equipment, which primarily related to the enhancement of the Company's fleet. Planned capital expenditures for the next twelve months are estimated to be between $15.0 and $20.0 million. The Company is purchasing more of its fixed assets rather than obtaining them through operating leases, which has increased capital expenditures.

Financing Activities

In connection with the utilization of certain net operating losses in the 1998 Federal Income Tax return, the Company was required to make a $3.1 million payment on the long-term debt to affiliates during the second quarter of 1999. This payment along with purchases of property and equipment resulted in net borrowings of $6.9 million being made on the Company's bank credit facility during the first nine months of 1999. The Company's average daily balance outstanding, however, was $14.0 million less during this period than the corresponding period in 1998. The primary reason the Company was able to reduce the level of debt has been the continued focus on collections.

The Company's balance sheet reflected a working capital deficit of $0.9 million at September 30, 1999, a decrease from the December 31, 1998 working capital deficit of $17.2 million. The Company is highly leveraged, with long-term liabilities comprising 77.5% of total liabilities and a stockholders' deficit at September 30, 1999.

The Company's revolving credit facility provided aggregate commitments of $105.0 million at December 31, 1998. The credit facility agreement includes a step-down of the commitment over the final three years of the facility. The commitment is reduced by $3.75 million and $4.375 million at the end of each quarter in 1999 and 2000, respectively. Therefore, a total commitment of $93.75 million remained at September 30, 1999. The facility includes guarantees of letters of credit, of which approximately $18.8 million were outstanding at September 30, 1999. The remaining commitment available under the facility at September 30, 1999 was $24.8 million. Under the facility, funds can be borrowed either for unspecified periods of time at a base rate tied to the agent bank'sprime rate, or for set periods of time under variable rates tied to LIBOR.

By December 1999, the total commitment under the credit facility will decrease to $90.0 million. It is anticipated that requirements for letters of credit, principally for casualty liabilities, should not exceed $20.0 million by December 31, 1999, leaving approximately $70.0 million in available borrowing capacity. Management believes that the operating cash flow and this remaining financing commitment will be more than adequate to fund future operating needs, capital expenditures, and any required repayments of debt.

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

During mid-1998, the Company established an internally staffed Year 2000 Readiness Committee to address Year 2000 issues. The objectives of this committee are to create awareness, conduct assessment, complete renovation of critical and important items, validate or test the success of the changes, and oversee implementation of those tested changes into the Company's business processes.

State of Readiness

The following information is a "Year 2000 Readiness Disclosure " under the Year 2000 Information and Readiness Disclosure Act of 1998 (the "Act"). The Company's internal Year 2000 Readiness Program, which began early last year, is nearly complete. The Year 2000 Program Project Management Office, with executive-level oversight, has committed significant effort and resources to the identification and remediation of all date rollover issues that may impact our core business functions and to bring about a Year 2000 Readiness status for our internal systems. The Company has just recently completed the process of identification and assessment of the readiness of our key third-party dependent relationships as well. The Company has made significant progress this past quarter as we have moved on to the final phases of our readiness program: contingency planning and follow-up. The Company is not aware of any century date change issues, internal or external that could be reasonably anticipated to have a material adverse effect upon Loomis, Fargo & Co. or its operations.

Management Processes and Timeline

The Company employed a phased approach to accomplishing the stages of the project life cycle. Those phases are Inventory, Assessment, Strategy, Remediation and Validation. Additional key factors were executive sponsorship, effective communications, and business risk assessment/contingency planning.

The Company's Year 2000 Readiness Program established a formal reporting process to ensure necessary management attention, conformance to our readiness schedule, and timely resolution of all identified concerns.

Loomis, Fargo & Co. Year 2000 Readiness Status

Area of Focus	Inventory	Assessment	Strategy	Remediation	Validation
Operations	Complete	Complete	Complete	Complete	Complete
Administrative Systems	Complete	Complete	Complete	Complete	Complete
Telecommunications	Complete	Complete	Complete	Nearly Complete	Nearly Complete
Third Parties	Complete	Complete	Complete	Complete	N/A

Third-Party Dependent Relationships

We have completed our program to review the Year 2000 Readiness of our key third-party vendors (e.g., alarm service, paging networks, PSTN, facilities, utilities, etc.) and have fully documented their Year 2000 Readiness responses. We have made this assessment a priority. The Company continues to work with our primary vendors to monitor their Year 2000 readiness. Confirmations have been received from these vendors that plans have been implemented to address the Year 2000 challenge. Loomis, Fargo & Co. also relies upon numerous suppliers for electrical power and telecommunications transmission services used in the operation of its business. The Company has queried these vendors regarding their Year 2000 Readiness. All of our power and telecommunications vendors indicate that they will be Year 2000 Ready by the end of 1999. We have not received any indication of non-compliance, thus far, from a critical vendor or any status that would have a material adverse effect upon the Company or its operations. However, Loomis, Fargo & Co. is not able to independently verify the Year 2000 readiness status of these external entities.

Risk Assessment and Contingency Planning

Contingency planning for Year 2000 - business continuity planning - is a necessity for corporate survival in 1999, 2000, and beyond. Our Company has identified the critical business processes that are important to minimize any material adverse interruption of our Company's systems and operations. We have established detailed procedures and complete contact lists that are designed to deal with any unanticipated disruptions.

Loomis, Fargo & Co.'s Year 2000 Program will continue to use best practices, due diligence, and good business judgement to identify and contain the likelihood of any material Year 2000 associated problems.

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

PART II OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K

(a)	Exhibits
	3.1	Certificate of Incorporation of Loomis, Fargo & Co. (Delaware), as amended. (1)

	3.2	Bylaws of Loomis, Fargo & Co. (Delaware). (1)

	3.3	Certificate of Incorporation of LFC Holding Corporation, as amended. (1)

	3.4	Bylaws of LFC Holding Corporation, as amended. (1)

	3.5	Articles of Incorporation of Loomis, Fargo & Co. (Texas), as amended. (1)

	3.6	Bylaws of Loomis, Fargo & Co. (Texas), as amended. (1)

	3.9	Amended and Restated Articles of Incorporation of Loomis, Fargo & Co. of Puerto Rico, as amended. (1)

	3.10	Bylaws of Loomis, Fargo & Co. of Puerto Rico. (1)

	4.1	Indenture, dated as of January 24, 1997, among Loomis, Fargo & Co. (Delaware), as Issuer, LFC Holding Corporation, Loomis, Fargo & Co. (Texas), LFC Armored of Texas Inc. (formerly known as Wells Fargo Armored Service Corporation of Texas), and Loomis, Fargo & Co. of Puerto Rico (formerly known as Wells Fargo Armored Service Corporation of Puerto Rico), as Guarantors, and Marine Midland Bank, as trustee. (1)

	4.2	Form of New Note (included in Exhibit 4.1, Exhibit A-3). (1)

	10.1	Deferred Compensation Plan, dated November 1, 1999.*

	27.1	Financial Data Schedule for Loomis, Fargo & Co.*

	*	Filed herewith

	(1)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-24689) of Loomis, Fargo & Co. initially filed with the Securities and Exchange Commission on April 7, 1997, as amended.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter for which this report is filed.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the co-registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Loomis, Fargo & Co. (Delaware)
LFC Holding Corporation
Loomis, Fargo & Co. (Texas)
Loomis, Fargo & Co. of Puerto Rico

Date: November 10, 1999	By:	/s/ James K. Jennings, Jr.
James K. Jennings, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer of the Co-registrants)