Form 10-K405
period 1999-12-31
LOOMIS FARGO & CO; LFC HOLDING CORP /NEW; LOOMIS FARGO & CO /TX/; LOOMIS FARGO & CO OF PUERTO RICO
filed 2000-03-30
CIK 1037120, 1039721, 1039727, 1039728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Address of principal executive offices)

Registrants ’ telephone number (713) 435-6700

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A

           Securities registered pursuant to Section 12(g) of the Act:         None

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant ’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

           Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants is zero.

           As of March 22, 2000, 10,000,000 shares of the Common Stock, $0.01 par value, of Loomis, Fargo & Co., 2,652,705 shares of the Class A Common Stock, $0.01 par value, of LFC Holding Corporation, 1,000 shares of the Common Stock, $10.00 par value, of Loomis, Fargo & Co. (a Texas Corporation), and 250 shares of Common Stock, no par value, of Loomis, Fargo & Co. of Puerto Rico, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

LOOMIS, FARGO & CO.
LFC HOLDING CORPORATION
LOOMIS, FARGO & CO. (TEXAS)
LOOMIS, FARGO & CO. OF PUERTO RICO

FORM 10-K

For the Fiscal Year Ended December 31, 1999

INDEX

PART I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management ’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7a.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions

PART IV
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

           Certain statements in this report including such terms as “believe”, “intend ”, “estimated”, “should”, “may”, “expect”, “anticipate” and similar expressions which are not historical are forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, the Company’s expectation as to future performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company ’s expectations (“Cautionary Statements”) are disclosed in this report. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to leverage and debt service, changes in interest rates, risks inherent in the armored transport industry, general economic and business conditions, restrictions imposed by the bank credit facility, the ability to attract and retain qualified employees, environmental and other regulatory matters and future legal proceedings. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements.

PART I

Item 1. Business

General

           Loomis, Fargo & Co. (“the Company”) was created in January 1997 through the combination of Loomis Armored Inc. (“Loomis Armored”), a wholly-owned subsidiary of Loomis Holding Corporation and Wells Fargo Armored Service Corporation, now known as BI-Armored Service Corporation (“BI-Armored”), a wholly-owned subsidiary of Burns International Services Corporation, formerly Borg-Warner Security Corporation (“Burns International”). One of the largest armored transport companies in the United States, Loomis, Fargo & Co. provides service from approximately 230 locations, employs approximately 7,550 persons, and utilizes a fleet of approximately 2,800 armored and other vehicles to provide armored ground transport services, automated teller machine (“ATM”) services, and cash management and related services to financial institutions and other commercial customers. The Company is one of only two armored transport companies in the United States which provides these services on a national basis, including Puerto Rico. Management believes that large financial and retail institutions are increasingly seeking vendors capable of providing an array of services on a national basis and that the combination of Loomis Armored and BI-Armored favorably positions the Company for additional revenue opportunities. In addition, management believes the proliferation of ATMs and the trend of banks and other financial and retail institutions towards outsourcing cash management and related services should contribute to the Company’s growth prospects.

           The Company continues to focus on its management principles which have proven to be highly effective in reducing employee turnover, increasing customer satisfaction and decreasing “cost of risk,” which consists of the cost of cargo and casualty losses, related insurance costs, claims administration expenses, and insurance related incentive programs. Management believes that by combining this management strategy with its large customer base and leading ATM services position, the Company is well positioned to capitalize on the numerous opportunities developing in the armored transport industry.

The Industry and Company Services

           The U.S. armored transport industry consists of two national companies and over 100 regional and local companies. Management estimates that the five largest of these companies have aggregate annual revenues in excess of $1.1 billion. The industry provides a variety of services which can be categorized as (i) traditional armored ground transportation of cash and other valuables, (ii) ATM services and (iii) cash management and related services.

           Traditional Armored Ground Transportation. Traditional armored ground transportation is the largest sector of the armored transport industry and represents the core service provided by the industry and the Company’s business, representing approximately 58.8%, 58.9% and 59.6% of the Company’s revenues during 1999, 1998 and 1997, respectively. Armored vehicles transport currency and other valuables between commercial enterprises and banks, between banks, and from the Federal Reserve Banks to commercial banks. Management estimates that approximately one-half of ground transportation revenues in the industry were generated from financial institutions. Other customers of ground transportation services include a wide range of commercial establishments as well as governmental entities.

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

            In effect, the armored transport industry provides customers a logistical service in transporting valuables as well as a form of insurance by accepting the risk of cargo and casualty losses. Until the early 1990’s, cash-in-transit insurance for armored transport service providers was relatively easy to obtain, in part because armored carriers were not frequently targeted by criminals, and carriers were able to pass most of the risk to insurance companies. Accordingly, the economics of the industry were based largely on routing efficiency or density and effective cost control. Quality of service was measured primarily by timeliness of pick-up and delivery. Generally, risk management, while important, was not a crucial service differentiator as long as the carrier maintained adequate insurance. By the early 1990s, however, armored vehicles had increasingly become targets of armed robbery, particularly on the east and west coasts. As a result, cargo loss insurers suffered substantial losses and the cost of cash-in-transit insurance increased significantly for large carriers, forcing them to retain greater risk and pay higher premiums.

           Due to these changes, quality risk management has become increasingly important from both a cost and marketing perspective. While the cost reduction benefits of an effective risk management program are clear for the armored carrier, they are even more significant to the customer, particularly banking customers. In the event of an armed robbery at the customer’s place of business, the customer will suffer a business disruption and may be liable should one of its employees, customers or a bystander become injured. An armored carrier that can help prevent or avoid an incident may save its customer from incurring a multi-million dollar liability. Consequently, the strategy of establishing a risk management partnership between the armored service provider and the customer becomes more appealing to the customer once the customer recognizes the benefits of a comprehensive risk management program.

           ATM Services. ATM services represent a dynamic growth sector of the armored transport industry and comprised 31.5%, 30.5% and 29.0% of the Company’s revenues during 1999, 1998 and 1997, respectively. This segment of the industry is expected by the Company to grow moderately over the next several years, especially as additional remote ATMs are placed into service. The expected growth results from a fundamental change in the retail delivery channel strategy of banks in the United States as traditional, full service bank branches are being replaced by ATMs, drive-through service centers and banks located in supermarkets and other non-traditional locations. Each individual point of distribution represents a potential service location and new revenue opportunity to the armored transport industry. Additionally, many ATM owners continue to outsource the servicing and maintenance of ATM locations formerly serviced and maintained internally, resulting in further growth prospects for this portion of the armored transport industry. As ATMs and other remote banking services expand, the Company is positioned to capitalize on business opportunities in this field. As the leading provider of ATM services in the United States, the Company believes that its experience, customer relationships, infrastructure and dominant position in this market will enable the Company to increase its revenues.

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

           Cash Management and Related Services. Cash management and related services cover a wide array of activities from passive, secured storage of valuables such as currency, securities and computer chips to active services such as deposit processing and consolidation, change order preparation and coin wrapping. Cash management and related services represented approximately 9.7%, 10.6% and 11.4% of the Company’s revenues during 1999, 1998 and 1997, respectively. While cash management and related services represent a relatively small portion of the Company ’s revenues and the armored transport industry’s revenues, this market is expected to expand over the next several years as banks and other financial institutions continue the trend toward outsourcing such services. The Company also provides contract security officers to patrol and control access to customer facilities in Puerto Rico.

           Significant Customer. During 1998, two of the Company’s customers merged. This customer accounted for approximately 13.0% and 10.0% of the Company ’s total revenue during 1999 and 1998, respectively.

           Seasonality. Historically, the Company’s operating results have been subject to a limited degree to seasonal trends when measured on a quarterly basis. The first quarter has traditionally been the weakest and the fourth quarter has traditionally been the strongest. This pattern is the result of, or is influenced by, numerous factors including consumer demand for money, national holidays, economic conditions, climate and a myriad of other similar forces. The Company cannot accurately forecast many of these factors, nor can the Company estimate accurately the relative influence of any particular factor and, as a result, there can be no assurances that historical patterns, if any, will continue in future periods.

Business Strategy

           Management believes that Loomis, Fargo & Co. has several distinct competitive strengths within the armored transport industry including a strong national presence, the leading ATM services operation, and a management team experienced in reducing cost of risk while improving cash flow and profitability. The Company’s business strategy is to capitalize on its competitive strengths by continuing to focus on the following initiatives:

           Promote the National Presence of Loomis, Fargo & Co. With services throughout the United States and Puerto Rico, the Company sees opportunities to continue to expand its business with national financial institutions and retail customers which require armored ground transport, ATM services and/or cash management and related services in numerous locations across the country. Management believes that the ability to provide nationwide service is an important factor in the armored transport industry as banks expand geographically through the continued consolidation of the banking industry and as many other institutions shift toward centralized purchasing of goods and services. As one of only two armored transport providers in the United States with nationwide service, the Company is well positioned to augment its base of customers requiring broad geographic coverage. The Company has dedicated a segment of its sales force to exclusively manage national account relationships.

           Focus on Growing ATM and Cash Management Services Market. The Company provides ATM services nationwide, making it the leading provider of ATM services in the United States. The ATM market expansion is evident as the number of ATM locations, especially those in remote locations, continues to grow. Additionally, many ATM owners continue to outsource the servicing and maintenance of ATM locations formerly serviced and maintained internally. Loomis, Fargo & Co. has also formed partnerships with ATM manufacturers which provide the machine and maintenance to customers and the Company provides the cash replenishment services. The Company also believes the market demand for cash management services will continue to expand as financial institutions, as well as commercial and retail entities, outsource additional functions. Cash inventory management, deposit/coin processing and bulk cash processing are several areas where the Company is expanding services. The Company has strengthened its management team by hiring several individuals with expertise in these areas, whose primary responsibility is to expand related market presence. With this broad range of services, as well as the automated national dispatching system, the Company intends to build upon its leading position in the ATM and cash management services markets.

           Reduce Cost of Risk and Emphasize Risk Management Partnership with Customers. Management intends to increase profitability not only by reducing the Company’s overall cost of risk but also by using a risk management partnership approach with its customers as a means of differentiating the Company from its competitors. A comprehensive risk management program which emphasizes incident avoidance and loss minimization per incident has been implemented throughout all of the Company’s operations. The program focuses on (i) employee culture and attitude, (ii) selectivity in hiring, (iii) operating procedures designed to recognize and avoid potential danger or accidents, (iv) safety and security procedures, including training in the proper use of firearms and the operation of the Company’s vehicles, (v) limits on the amounts of cash or other valuables contained in a branch or vehicle or under the control of an employee, (vi) utilization of three-person crews and surveillance or chase cars in high-risk areas, and (vii) an extensive security oversight program, including surveillance and evaluation by AMSEC International (“AMSEC”), an independent, international security firm. This risk management program produced significant cost savings with respect to cargo loss and casualty liability claims for Loomis Armored over the five years prior to the consummation of the business combination with BI-Armored and has achieved similar success since the companies were combined.

           As the Company enters its fourth year of operations following the business combination, these initiatives have been implemented and have achieved positive results. The Company will continue to focus on these areas as well as turning more of its attention to growth through new business sales, higher customer retention and, potentially, acquisitions. To provide the quality of service necessary to enhance customer loyalty in support of this business strategy, the Company emphasizes an operating philosophy dedicated to attracting and retaining quality, loyal employees. Management believes that a loyal employee base directly contributes to reducing cost of risk and improving customer service and that the combination of selectivity in hiring, a commitment to employee training, responsibility and safety, and competitive wage and benefit packages will enable the Company to attract and retain quality, loyal employees. The Company’s employee turnover rates were approximately 40%, 41% and 45% during 1999, 1998 and 1997, respectively, which reflects an improvement from the turnover rate of BI-Armored of 62% for the year ended December 31, 1996.

Risk Management

           Management views the Company as a risk management partner rather than a transportation company. Cost of risk, in the form of armed robberies, other cargo losses, vehicular accidents or worker’s compensation claims and insurance premiums, represents a key component of the Company’s overall cost structure. The Company attempts to control its cost of risk by integrating risk management into all phases of its operations: corporate culture; hiring and training; customer and revenue management; operating procedures; and insurance, administration and claims management. The Company has continued to control and reduce its cost of risk subsequent to the business combination with cost of risk at 6.1%, 7.9% and 9.5% of revenues during 1999, 1998 and 1997, respectively.

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

           Operating Procedures. The Company’s operating procedures are designed to avoid robberies or, in the event of a robbery, to minimize cargo losses and worker’s compensation claims. The Company has instituted many safety and security procedures such as (i) use of three-person crews at many locations considered high risk, (ii) utilization of chase cars and roving guards to scout high risk locations in advance of servicing and to provide unmarked surveillance, and (iii) adoption of “over the pavement” limits representing the maximum cargo a guard may carry while out of the armored vehicle, effectively limiting the amount of cargo which could be lost in the event of robbery.

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

           Insurance, Administration and Claims Management. Insurance coverage underlies the Company’s comprehensive risk management program. The two primary risks for which the Company carries insurance are cargo loss and casualty claims. The policies are underwritten by insurance companies rated A by the A.M. Best Company. In connection with its cargo loss coverage, the Company has a primary cash-in-transit insurance policy which allows the Company to participate in potential savings by actively managing claims with reduced fixed premiums and collateral costs, but affords the Company protection for catastrophic claims.

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

           National Accounts. National accounts represent approximately 41% of our customer base. To promote revenue growth from and maintain strong customer relationships with national customers, the Company has a dedicated staff of senior-level salespersons, each of whom individually manages a very limited number of customers and prospects in this group. These sales personnel promote a full range of ATM services, traditional armored transport services and cash management and related services. They work with senior-level officers of the customers to ensure that the Company is maximizing opportunities with these customers, maintaining a high quality of customer service, and identifying changes in customer needs, priorities and business strategies.

           The Company markets itself to financial institutions as the premier service provider in the armored transport industry capable of providing a wide array of services on a national basis. The rapid expansion of ATMs across the nation as well as bank consolidation has compelled armored transport companies to be increasingly flexible, dependable and consistent in the delivery of services. Management believes that customers are placing greater emphasis on quality of service when making their purchase decisions than they have in the past. The Company views this development as a significant opportunity to expand and enhance the Company’s business relationships with financial institutions.

           Local Customers. The local customer subgroups include community and regional depository institutions as well as regional and local retail stores, hotels and restaurants. The sale of the Company’s services at the local market level is primarily linked to the relationship established between the Company’s salesperson or branch manager and the customer’s local decision maker. The field sales force includes sales representatives located in all of the Company’s major markets who are responsible for an integral part of the Company’s growth plan. Such sales representatives are accountable for meeting specific new revenue objectives, as established by individual markets, as well as building relationships with key customers in the marketplace to maintain a high degree of customer retention.

           The Company’s sales representatives receive extensive training both in basic selling skills and product knowledge of all of the Company’s services. The Company’s sales force positions the Company not only as an armored car service provider, but more broadly as a provider of risk management services. Trust, dependability and expertise are the main components in securing the customer relationship. Senior management of the Company provides overall guidelines for pricing, prioritizing sales calls and growth targets for the field sales force; however, specific strategic plans are developed by the branch managers.

Competition

           The armored transport industry in the United States consists of two national companies (Loomis, Fargo & Co. and Pittston Brink’s) as well as numerous regional and local companies. The Company competes with all of the above types of companies in the markets it serves. However, because of the national presence and substantial resources of Pittston Brink ’s, the Company believes that Pittston Brink’s is the Company ’s primary competitor for many national accounts. While the Company believes its pricing of services is generally competitive, certain of its competitors offer lower prices in certain markets primarily as a result of lower employee wages and benefits, smaller crew complements and/or more limited services.

Government Regulation

           Federal legislation became effective in 1995 that abolished all interstate regulatory control over prices, routes and service to which the Company’s business had been previously subject. The Company’s operations continue to be subject to regulation by federal and state agencies with respect to safety of employees, operations and equipment, vehicle emissions and fuel storage tanks.

Environmental Matters

           The Company is subject to numerous and increasingly stringent federal, state and local laws and regulations relating to the protection of the environment as well as the storage, handling, use, emission, discharge, release or disposal of hazardous materials and solid wastes into the environment and the investigation and remediation of contamination associated with such materials. These laws include, but are not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, the Water Pollution Control Act, the Clean Air Act and the Resource Conservation and Recovery Act, as those laws have been amended and supplemented, the regulations promulgated thereunder, and any applicable state analogs. The Company’s operations also are governed by laws and regulations relating to employee health and safety. The Company believes that it is in material compliance with such applicable laws and regulations and that its current environmental controls are adequate to address existing regulatory requirements.

           As is the case with other companies engaged in similar businesses, the Company could incur costs relating to environmental compliance, including remediation costs related to historical hazardous materials handling and disposal practices at certain facilities. In the past, the Company has undertaken remedial activities to address on-site soil contamination caused by historical operations. None of these cleanups has resulted in any material liability. Currently, the Company is involved with remedial/closure activities at various locations, none of which is expected to have a material adverse effect on the Company ’s operations, financial condition or competitive position. As mentioned above, however, the risk of environmental liability and remediation costs is present in the Company’s business and, therefore, there can be no assurance that material environmental costs, including remediation costs, will not arise in the future. In addition, it is possible that future developments (e.g., new regulations or stricter regulatory requirements) could result in the Company incurring material costs to comply with applicable environmental laws and regulations.

           The Company had identified 42 properties owned or operated by it and acquired from BI-Armored that previously contained underground fuel storage tanks. All of these tanks were removed by December 31, 1998. Additional remediation is expected to be required for sites removed prior to or subsequent to the business combination where the Company has not received federal and/or state clearance related to contamination. Pursuant to the terms of the business combination between Loomis Armored and BI-Armored, the Company was originally indemnified by the former owners of the two companies for environmental liabilities associated with existing storage tanks and other known and identified environmental liabilities. The indemnification obligation with Burns International survived until December 31, 1998. To the extent that there were remedial activities in process as of the date of termination of such indemnification obligations, the Company provided the former owners, as applicable, with written estimates in reasonable detail of the remaining costs and expenses expected to be incurred by the Company, which would otherwise have been covered by such indemnification. In addition, the Company released the former owner of Loomis Armored through a settlement agreement in June, 1999.

           The Company entered into two binding agreements during 1999. Burns International paid the Company a total of $1,450,000 to satisfy expenses which had been incurred and unpaid as well as a reasonable estimate of any future obligation for remediation on the sites where storage tanks had been removed. The binding agreement with the former owner of Loomis Armored resulted in the Company receiving a payment of $184,700 to satisfy expenses which had been incurred and unpaid as well as a reasonable estimate of any future obligation for remediation on the sites where storage tanks had been removed.

           No significant future expenses, in excess of the current reserves, are expected to be incurred on the sites where storage tanks have been removed. In most cases, the remediation expenses previously discussed are expected to be incurred over a number of years. During this period, the laws governing the remediation process may change and technological advances may occur that will affect the cost of remediation. Such developments will be periodically reviewed to determine if any adjustments to the Company ’s accrual for remediation costs is warranted.

Employees

           As of March 22, 2000, the Company employed approximately 7,550 full-time and part-time employees, most of who are drivers and/or guards. Of these employees, approximately 2,100 are represented by labor unions. The contracts covering the Company’s unionized work force will expire at varying times over the next three years. The Company believes that its relations with its employees are good.

Item 2. Properties

           The Company’s corporate headquarters consists of leased office space located in Houston, Texas. The Company’s fleet of approximately 2,800 armored and other vehicles operates out of 236 locations which provide service throughout the United States and Puerto Rico. Of these locations, 162 are leased, 28 are owned and 46 represent other locations where armored or other vehicles operate from. All of the Company’s owned properties have been pledged to secure the Company’s indebtedness under the bank credit facility. The Company believes that its properties are suitable and adequate for their intended uses. However, additional locations may be constructed as warranted in order to expand services in certain areas or to consolidate existing locations for better geographic purposes.

Item 3. Legal Proceedings

           The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operations of the Company. In the opinion of the Company’s management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company’s results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

           No matters were submitted to a vote of security holders during the fourth quarter of 1999.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

           The Common Stock of the Company is not publicly traded, and therefore has no established market price. On March 22, 2000 there were two shareholders of record of the Company’s Common Stock. No cash dividends have been declared on the Common Stock nor does the Company anticipate paying any cash dividends on its Common Stock in the foreseeable future, and no retained earnings are available for the payment of dividends as of December 31, 1999. Furthermore, the Company is restricted under the terms of its senior credit facility and the indenture governing its senior subordinated notes from paying dividends unless certain conditions are met.

Item 6. Selected Financial Data

           The following summarizes historical financial data of Loomis, Fargo & Co., successor to Loomis Holding Corporation, for each of the three years in the period ended December 31, 1999, the six months ended December 31, 1996, and the two fiscal years in the period ended June 30, 1996.

	Year Ended December 31,			Six Months Ended December 31, 1996	Year Ended June 30,
	1999	1998	1997(4)		1996	1995
	(in millions)
Revenues	$382.7	$384.3	$366.1	$65.8	$119.5	$115.1
Income (loss) before extraordinary item	3.9	0.3	(7.8)	2.2	1.1	(0.1)
Total assets	188.1	191.0	219.4	43.0	39.8	38.9
Long-term obligations (1)	131.9	136.8	156.0	27.8	27.4	26.8
Other data:
EBITDA (2)	34.5	30.0	24.2	5.8	8.1	8.3
Cost of Risk (3)	23.2	30.3	34.7	4.0	10.2	10.1

(1)	Long-term obligations include debt, capital lease obligations, redeemable preferred stock and redeemable common stock options. This includes the current portion of debt and lease obligations.

(2)
EBITDA is defined as earnings before interest, taxes, depreciation and amortization and excludes certain gains related to benefit plans of $1.0 million in 1996 and an extraordinary item of $0.1 million during the year ended December 31, 1997. EBITDA is presented because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company’s ability to service and incur debt. EBITDA should not be considered in isolation from or as a substitute for net income, cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

(3)
Cost of risk is defined as the total cost of cash-in-transit insurance coverage (cargo), casualty and other insurance (worker’s compensation, automobile liability, general liability and other coverage), and surety and includes premiums, broker’s fees, administration charges, payments under deductibles provisions, collateral fees and insurance-related incentive programs.

(4)
The year ended December 31, 1997 includes the acquired operations of BI-Armored beginning January 24, 1997, as discussed in Note 4 to the consolidated financial statements of the Company and in Management ’s Discussion and Analysis of Financial Condition and Results of Operations, each included elsewhere herein.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

           While Loomis, Fargo & Co. reported a slight decrease in revenues for the year ended December 31, 1999, the Company attained a 36.9% improvement in operating income as well as increasing its net income to $3.9 million in 1999 from $0.3 million in 1998. While revenues remained relatively flat during 1999, the Company responded with strong control of operating costs and risk management. In spite of significant increases in the cost of fuel, vehicle expenses were reduced as a result of a strong preventative maintenance program, reduced auto liability claims and route optimization. In addition, a decline in the combined cash-in-transit insurance premiums and cargo losses, as well as the continued emphasis on collections, resulted in a significant reduction to other operating expenses. These positive trends allowed for an $11.7 million reduction in the daily amount outstanding under the Company ’s bank credit facility, thereby reducing interest expense.

	Year Ended December 31,
	1999	1998	1997
	(in millions)
Revenues	$382.7	$384.3	$366.1
Operating Income	21.5	15.7	8.1
Net Income (Loss)	3.9	0.3	(7.9)

           The following table sets forth the Company’s consolidated results of operations expressed as a percentage of revenue.

	Year Ended December 31,
	1999	1998	1997
Revenues	100.0%	100.0%	100.0%
Cost of operations:
Payroll and related expense	61.7	60.5	61.9
Vehicle expense	11.1	12.5	13.6
Facilities expense	4.3	4.1	4.2
Other operating expense	17.3	18.8	17.2
Expenses related to the business combination	—	—	0.9

Operating Income	5.6	4.1	2.2
Interest expense	3.6	4.0	4.3

Income (loss) before taxes	2.0	0.1	(2.1)
Income taxes	1.0	—	—

Net income (loss)	1.0%	0.1%	(2.1)%

     Results of Operations—1999 vs. 1998

           Revenues. Revenues decreased 0.4% to $382.7 million in 1999 from $384.3 million in 1998. The decrease resulted from several factors including the revenue base at the beginning of 1999 being slightly lower than the 1998 average, thereby generating a lower starting point moving into 1999. In addition, the Company continued its quality of revenue initiative whereby rates were increased for unprofitable customers, giving rise to a certain level of pricing attrition. Finally, business changes in Puerto Rico resulted in reduced guard-service revenues during 1999. The following table analyzes revenues by type of service (in millions):

	Year Ended December 31,		Change
	1999	1998
Traditional armored transport services	$225.2	$226.5	$(1.3)
ATM services	120.5	117.3	3.2
Cash management services	37.0	40.5	(3.5)

Total Revenue	$382.7	$384.3	$(1.6)

           In the year ended December 31, 1999, traditional armored transport services accounted for 58.8% of total revenues, with ATM and cash management and related services providing 31.5% and 9.7%, respectively. While the percentages of each type of service remained essentially the same as 1998, the increase in ATM services revenue reflects the Company’s strategic decision to develop this growing market segment.

           Payroll and related expense. Payroll and related expense increased 1.6% to $236.1 million in 1999 from $232.4 million in 1998. Payroll and related expense as a percent of revenue was 61.7% in 1999 compared with 60.5% in 1998. A large portion of the increase is due to the strengthening of management staffing throughout the Company. The increase also reflects the business strategy of improved wages and fringe benefits throughout the Company, as well as increases in the number of crew operating certain higher risk routes. These investments were offset somewhat by cost reductions achieved through reduced casualty costs.

           Vehicle expense. Vehicle expense decreased 11.9% to $42.4 million in 1999 from $48.2 million in 1998. Vehicle expense as a percent of revenue was 11.1% during 1999 compared with 12.5% in 1998. Reductions in the amount of auto liability claims and related premiums totaled $2.1 million during 1999 as compared to 1998. Additionally, the revenue improvement initiative previously discussed resulted in a reduction in the number of truck hours required to service the remaining higher quality of revenue customers. The continued restructuring of routes has also positively impacted this variance as has the continued upgrading of the Company’s fleet. These positive variances were partially offset by increases in the price of fuel which resulted in approximately $0.8 million of additional vehicle expense during 1999 compared to 1998.

           Facilities expense. Facilities expense increased 3.2% to $16.4 million in 1999 from $15.9 million in 1998. Facilities expense as a percent of revenue was 4.3% during 1999 compared with 4.1% in 1998. This expense remained relatively constant during 1999 as there were no significant branch additions or closings.

           Other operating expenses. Other operating expenses decreased 8.1% to $66.2 million in 1999 from $72.1 million in 1998. Other operating expenses as a percent of revenue were 17.3% in 1999 compared with 18.8% in 1998. Other operating expenses included such expenses as cargo insurance premiums and retained losses, costs of a centralized dispatch center, subcontracting costs, bad debt expense, and the testing, recruiting and training of employees. The conscious decision by management to discontinue relationships with specific unprofitable customers and an emphasis on collections produced a decrease in bad debt expense of $2.5 million during 1999 as compared to 1998. The combined cash-in-transit insurance premiums and cargo losses declined by 26.5% to $10.0 million in 1999 from $13.6 million in 1998.

           Interest expense. Interest expense decreased to $13.6 million in 1999 from $15.3 million in 1998. This decrease primarily resulted from the daily average borrowings under the Company’s credit facility being $11.7 million (18.1%) lower during 1999 as compared to 1998.

     Results of Operations—1998 vs. Pro Forma 1997

           The Company acquired certain assets and liabilities of BI-Armored on January 24, 1997 in an acquisition accounted for under the purchase method. Therefore, the results for the year ended December 31, 1998 include the combined operations of the Company for the entire period while the 1997 amounts include 23 days of Loomis Holding Corporation (“Loomis”, the predecessor to the Company) alone and 342 days of the combined operations. The acquisition has a significant impact on the comparability of the years as BI-Armored’s annual revenue base were almost twice as large as those of Loomis, property and equipment over twice as large, and net assets three times as large.

           The following unaudited pro forma information presents a summary of the consolidated results of the Company, including BI-Armored, as if the acquisition had occurred on January 1, 1997. These pro forma results have been included for comparative purposes only and include certain adjustments to reflect additional revenue and operating expenses for the 23 days prior to the combination. They do not purport to be indicative of the results that actually would have been achieved had the acquisition occurred on January 1, 1997 or of those results that may be obtained in the future.

	Year Ended December 31,
	1998		1997 Pro Forma		1997 As Reported
	(in millions)
Revenues	$384.3	100.0%	$381.5	100.0%	$366.1	100.0%
Cost of operations:
Payroll and related expense	232.4	60.5	235.7	61.8	226.5	61.9
Vehicle expense	48.2	12.5	51.7	13.6	49.9	13.6
Facilities expense	15.9	4.1	16.1	4.2	15.5	4.2
Other operating expense	72.1	18.8	65.5	17.2	62.9	17.2
Business combination expenses	—	—	3.2	0.8	3.2	0.9

Operating Income	$ 15.7	4.1%	$ 9.3	2.4%	$ 8.1	2.2%

           Revenues and expenses for the year ended December 31, 1998 increased over the same period in 1997 partially due to the acquisition of BI-Armored on January 24, 1997. To facilitate meaningful analysis for the comparable years, the following discussion comparing 1997 to 1998 focuses on the pro forma results of operations for 1997 as well as these results expressed as a percentage of pro forma revenue and compares these figures with the respective amounts in 1998.

           Revenues. Revenues increased to $384.3 million in 1998 from $381.5 million on a pro forma basis in 1997. These results were impacted by the loss of approximately 8.5% of the BI-Armored customer base, largely in the ATM market, early in 1997 as a result of pre-merger service related issues. Management took action to address the cause of these losses and does not anticipate a recurrence. In addition, the Company undertook its initiative to improve the quality of service and revenue on the acquired BI-Armored contracts during the second and third quarters of 1997. A majority of the acquired contracts were renegotiated with higher rates by the end of 1997. These rate increases resulted in higher revenues from the acquired contracts during the later part of 1997; however, it also resulted in the loss of certain customers. This revenue initiative also included a conscious decision by management to discontinue relationships with specific customers that were unprofitable or did not meet the Company’s strategic objectives. The success of the Company’s quality-of-revenue initiative as well as other growth in the customer base have offset the early losses from the BI-Armored customer base. The following table analyzes revenues by the type of service (in millions):

	Year Ended December 31,			Actual Change	Pro Forma Change
	1998 Actual	1997 Pro Forma	1997 Actual
Traditional armored transport services	$226.5	$228.6	$218.3	$ 8.2	$(2.1)
ATM services	117.3	109.4	106.0	11.3	7.9
Cash management services	40.5	43.5	41.8	(1.3)	(3.0)

Total Revenue	$384.3	$381.5	$366.1	$18.2	$ 2.8

            Traditional armored transport services represented 59% of revenues during 1998 compared with 60% of 1997’s pro forma revenues. Conversely, ATM services comprised 31% and 29% of revenues during 1998 and 1997, respectively. The continued increase in ATM services revenue reflects the Company ’s strategic decision to develop this growing market segment. The number of ATMs deployed by banks and other network owners continues to expand throughout the United States.

           Payroll and related expense. Payroll and related expense decreased to $232.4 million in 1998 from $235.7 million on a pro forma basis in 1997. The expenses as a percentage of revenue decreased to 60.5% during 1998 from 61.8% during 1997. These decreases occurred even after the Company implemented (i) its business strategy of improved wages and fringe benefits throughout the acquired operations (ii) investments in two and three person crew complements to enhance security and (iii) a results-based incentive compensation plan that resulted in 1998 bonus expense totaling approximately $1.5 million. The decrease in payroll and related expense was principally related to route hour efficiencies gained during 1998 and a reduction in driver hours worked corresponding to the slight decrease in routes being serviced.

           Vehicle expense. Vehicle expense decreased to $48.2 million in 1998 from $51.7 million on a pro forma basis in 1997. The expenses as a percentage of revenues decreased to 12.5% in 1998 from 13.6% during 1997. These decreases were partially a result of the loss of BI-Armored customers in 1997, as previously discussed, resulting in a reduction in the number of truck hours required to service the remaining higher quality of revenue customers. Vehicle expense was also favorably impacted by fuel prices, which were approximately 20.0% lower during 1998. Finally, route efficiencies were achieved from the consolidation of branches and the restructuring of routes. Partially offsetting these decreases was an increase to vehicle communication costs due to the migration from radio systems using analog technology to a digital communication system.

           Facilities expense. Facilities expense decreased to $15.9 million in 1998 from $16.1 million on a pro forma basis in 1997. As a percentage of revenue, these expenses decreased slightly to 4.1% in 1998 from 4.2% in 1997.

           Other operating expenses. Other operating expenses increased to $72.1 million in 1998 from $65.5 million on a pro forma basis in 1997. These expenses as a percentage of revenue increased to 18.8% in 1998 from 17.2% in 1997. Other operating expenses include cash-in-transit insurance premiums and retained losses, costs of a centralized dispatch center, subcontracting costs, and the recruiting, testing and training of employees.

           Combined cash-in-transit insurance premiums and cargo losses totaled $13.6 million in 1998 and $17.6 million on a pro forma basis in 1997. This decrease was primarily due to a substantial reduction in cargo losses during 1998. Offsetting this decrease was an approximate increase of $2.5 million in subcontracting costs related to a shift from coin operation work previously performed in-house, $1.7 million in additional employee related testing and recruiting, and $1.5 million of other increases in operating expenses. Some of the employees previously involved with the coin operations were retrained for traditional crew positions as part of the enhanced crew complement and security improvements.

           In connection with the business combination, the Company recorded a liability for contracts acquired from BI-Armored for which variable costs exceeded revenues. Charges totaling $7.9 million were taken against this liability during 1997 with corresponding decreases in other operating expenses. All services required under such contracts were completed by December 31, 1997.

           Expenses relating to the business combination. Expenses of $3.2 million were recorded during 1997 for items relating to the purchase of BI-Armored. Included were the costs of maintaining the former BI-Armored corporate headquarters in Atlanta, temporary personnel and consultants required to convert the former BI-Armored systems to the Company’s systems and costs of state registrations and surveys required by the new business entity. The Company does not anticipate any additional costs related to the business combination.

           Interest expense. Interest expense decreased to $15.3 million in 1998 from $16.3 million on a pro forma basis in 1997. Interest expense relates directly to the amounts outstanding on the Company’s bank credit facility and the senior subordinated notes. While the amount of senior subordinated notes has not changed, the monthly average borrowings under the bank credit facility were approximately $12.0 million lower during 1998 resulting in reduced interest expense.

           Extraordinary item. An extraordinary item of $0.1 million, relating to the write-off of deferred financing costs associated with debt retired in January 1997, was recorded during 1997.

Liquidity and capital resources

           Total cash and cash equivalents at December 31, 1999 and 1998 were $3.9 million and $2.5 million, respectively. Changes in cash and cash equivalents are described in the statements of cash flows, which are summarized below (in millions):

	Year Ended December 31,
	1999	1998
Net cash provided by operating activities	$22.5	$28.7
Net cash used in investing activities	(16.2)	(10.3)
Net cash used in financing activities	(4.9)	(19.5)

Net increase (decrease) in cash and cash equivalents	$ 1.4	$(1.1)

     Operating Activities

           The net cash provided by operating activities declined slightly in 1999 despite the Company ’s net income increasing by $3.6 million. The larger amount in 1998 resulted primarily from an accounts receivable reduction totaling $21.4 million during 1998 as a result of improvements to the Company ’s billing system and collection efforts. The successful collection efforts continued through 1999 resulting in an improved accounts receivable portfolio; however, the year end balance only slightly decreased.

     Investing Activities

           Maintenance of the Company’s fleet through the purchase of new vehicles has represented in excess of 40.0% of the Company’s investment activities over the past two years. After expenditures for these new vehicles, facility improvements were the second largest type of capital expenditure. Upgrading of the Company’s systems throughout its branches as well as security improvements for the Company’s vehicles and facilities are the primary reason for the remainder of the increase in investing activities during 1999.

           Planned capital expenditures for 2000 are expected to total approximately $16.0 million, which will depend largely on the growth rate experienced. These expenditures will be financed primarily through operating cash flows.

     Financing Activities

           During 1999, net repayments of $1.4 million were made against the Company’s bank credit facility. This reduction in debt was achieved despite the $3.1 million payment on the Company’s NOL note, which was financed by the bank credit facility in June 1999, described in Note 5 to the consolidated financial statements. The primary reasons for the Company ’s ability to reduce the level of debt were the improved results of operations and the reduction in accounts receivable occurring during 1999. Daily average borrowings under the bank credit facility were approximately $11.7 million lower during 1999 as compared to 1998.

           The Company’s balance sheet reflected a working capital deficit of $17.1 million at December 31, 1999. The Company is highly leveraged, with long-term liabilities comprising 74.2% of total liabilities and stockholders ’ deficit at December 31, 1999. Any significant payments made to the Loomis Stockholders Trust, as discussed in Note 5 to the consolidated financial statements, are expected to be financed through the revolving bank credit facility.

            The Company’s revolving bank credit facility provided aggregate commitments of $90.0 million at December 1999. Under the facility, funds can be borrowed either for unspecified periods of time at a base rate tied to the bank ’s prime rate, or for set periods of time under variable rates tied to LIBOR. The facility includes guarantees of letters of credit, of which approximately $18.8 million were outstanding at December 31, 1999. Remaining commitments available under the facility at December 31, 1999 were $27.5 million.

           The credit facility agreement includes a step-down of commitments over the final four years of the facility, as described in Note 5 to the consolidated financial statements. By December 2000, total commitments under the bank credit facility will decrease to $72.5 million. It is anticipated that letters of credit requirements, principally for casualty liabilities, should not exceed $20.0 million by December 31, 2000, leaving $52.5 million in available borrowing capacity. Management believes that the operating cash flow and this remaining financing commitment will be more than adequate to fund future operating needs, capital expenditures, and any repayment of the NOL note, which is expected to be repaid in 2000. See Note 5 to the consolidated financial statements.

Impact of Year 2000

           In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expended approximately $2.2 million during 1999 in connection with remediating its systems. These aggregate expenditures include $0.6 million of costs that were charged to expense and $1.6 million of costs, related to the accelerated replacement of non-compliant systems due to Year 2000 issues, which were capitalized. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Item 7a: Quantitative and Qualitative Disclosures About Market Risk

           The following discussion about the Company’s market risk includes “forward-looking” statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

           The Company is exposed to market risks, including interest risk and commodity price risk (i.e., fuel prices). The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate the Company’s exposure to such changes. See the notes to the consolidated financial statements included elsewhere herein for a description of the Company’s accounting policies and other information related to these financial instruments.

           Interest Rate Risk. The Company manages interest rate risk through the use of a combination of fixed and floating rate debt facilities. The $85.0 million of subordinated notes have a fixed rate of 10.0% and a market value of $84.2 million at December 31, 1999, based on quoted market prices. The market value of these subordinated notes would not be significantly impacted by a 100 basis point increase in interest rates. The Company’s credit facility is variable-rate based on either LIBOR or a base rate tied to the bank’s prime rate. The individual tranches borrowed under the LIBOR portion of the credit facility ($40.0 million at December 31, 1999) have terms of ninety days or less and have the interest rate fixed at the time the funds are obtained. Borrowings under the base rate portion of the credit facility ($3.7 million at December 31, 1999) are for unspecified periods with a variable rate tied to the bank’s prime rate. An increase in interest rates of 100 basis points would not materially increase the Company’s interest expense.

            Fuel Price Risk. The Company operates in the transportation industry and is therefore subject to risks related to the price of fuel. While the Company mitigates this risk by periodically entering into contracts with certain fuel vendors that agree to provide fuel at a fixed rate, these contracts normally have short (typically ninety day) terms at which time the prices are adjusted to reflect changes in the market. In addition, the Company has the ability to pass on a certain amount of fuel increases to its customers. Based on the Company’s 2000 projected fuel consumption, a 10% increase in fuel prices would impact the Company’s annual vehicle expense by approximately $1.0 million.

           Foreign Exchange Risk. All of the Company’s business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company.

Item 8. Financial Statements and Supplementary Data

Index

Report of Independent Auditors
Consolidated Balance Sheets as of December 31, 1999 and 1998
Consolidated Statements of Operations for each of the three years in the period ended December 31, 1999
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999
Consolidated Statement of Stockholders’ Deficit for each of the three years in the period ended December 31, 1999
Notes to Consolidated Financial Statements

Report of Independent Auditors

The Board of Directors and Stockholders
Loomis, Fargo & Co.

           We have audited the accompanying consolidated balance sheets of Loomis, Fargo & Co. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

           We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Loomis, Fargo & Co. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Houston, Texas
January 28, 2000

LOOMIS, FARGO & CO.

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	1999	1998
	(in thousands)
Current assets:
Cash and cash equivalents	$ 3,905	$ 2,548
Trade accounts receivable, net	25,184	27,525
Other receivables	573	2,736
Parts and supplies	858	998
Prepaid expenses and other current assets	4,057	2,967

Total current assets	34,577	36,774

Property and equipment:
Land	5,437	5,420
Buildings	11,608	11,306
Armored trucks and other vehicles	45,213	40,242
Other equipment	29,759	23,231
Leasehold improvements	8,470	7,785

	100,487	87,984
Less accumulated depreciation and amortization	(53,743)	(47,248)

Property and equipment, net	46,744	40,736

Deferred tax assets, net	6,823	3,608
Intangible assets, net	96,468	105,943
Other assets, net	3,445	3,975

Total assets	$188,057	$191,036

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$ 18,937	$ 21,044
Accrued expenses and other current liabilities	29,501	29,549
Current portion, long-term debt-affiliates	2,904	3,000
Current portion, capital lease obligations	292	411

Total current liabilities	51,634	54,004

Long-term liabilities:
Long-term debt-affiliates	—	2,988
Long-term debt-other	128,700	130,100
Capital lease obligations	37	318
Other long-term liabilities	10,796	10,613

Total long-term liabilities	139,533	144,019

Stockholders’ deficit:
Common stock, par value $.01 per share: Authorized shares 20,000,000; Issued and outstanding shares 10,000,000	100	100
Additional paid-in capital	24,755	24,755
Accumulated deficit	(27,965)	(31,842)

Total stockholders’ deficit	(3,110)	(6,987)

Total liabilities and stockholders’ deficit	$188,057	$191,036

See accompanying notes.

LOOMIS, FARGO & CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	1999	1998	1997
	(in thousands)
Revenues	$382,652	$384,303	$366,130
Cost of operations:
Payroll and related expense	236,080	232,371	226,519
Vehicle expense	42,447	48,200	49,882
Facilities expense	16,384	15,870	15,510
Other operating expenses	66,243	72,119	62,917
Expenses relating to the business combination	—	—	3,167

	361,154	368,560	357,995

Operating income	21,498	15,743	8,135

Interest expense-affiliates	12	192	525
Interest expense-other	13,574	15,090	15,372

	13,586	15,282	15,897

Income (loss) before income taxes and extraordinary item	7,912	461	(7,762)
Income taxes	4,035	180	—

Income (loss) before extraordinary item	3,877	281	(7,762)
Extraordinary item	—	—	124

Net income (loss)	$ 3,877	$ 281	$ (7,886)

See accompanying notes.

LOOMIS, FARGO & CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	1999	1998	1997
	(in thousands)
Operating activities
Net income (loss)	$ 3,877	$ 281	$ (7,886)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	10,250	11,361	13,333
Amortization of goodwill	2,763	2,912	2,746
Accretion of discounts	12	192	454
Amortization of financing costs	962	958	898
Deferred taxes	3,496	(42)	—
(Gain) loss on disposal of property and equipment	(47)	(43)	89
Provision for allowance for doubtful accounts	(256)	2,229	708
Accrued management fees	—	—	23
Change in restricted cash	—	—	1,536
Changes in assets and liabilities, net of effect of acquisition:
Trade accounts receivable	2,597	14,585	(9,549)
Other receivables	2,163	5,110	(6,362)
Parts and supplies	140	352	(196)
Prepaid expenses and other current assets	(1,455)	367	316
Accounts payable	(2,107)	545	4,050
Accrued expenses and other liabilities	136	(10,066)	10,910

Net cash provided by operating activities	22,531	28,741	11,070

Investing activities
Purchase of BI-Armored	—	—	(105,116)
Acquisition of property and equipment	(16,334)	(10,592)	(7,523)
Proceeds from sale of property and equipment	140	294	117
Other	(67)	—	—

Net cash used in investing activities	(16,261)	(10,298)	(112,522)

Financing activities
Net borrowings (repayments) of debt	(4,496)	(18,900)	39,528
Repayments of capital lease obligations	(417)	(550)	(960)
Issuance of senior subordinated notes	—	—	85,000
Payment of accrued management fees	—	—	(1,598)
Financing costs related to debt	—	(104)	(5,651)
Redemption of preferred stock	—	—	(3,500)
Exercise of common stock warrants	—	—	96
Distributions to stockholders	—	—	(8,737)

Net cash provided by (used in) financing activities	(4,913)	(19,554)	104,178

Net increase (decrease) in cash and cash equivalents	1,357	(1,111)	2,726
Cash and cash equivalents at beginning of period *	2,548	3,659	933

Cash and cash equivalents at end of period	$ 3,905	$ 2,548	$ 3,659

*	Excludes restricted cash and cash equivalents of $1,536 at January 1, 1997

See accompanying notes.

LOOMIS, FARGO & CO.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock Class A	Common Stock Class B	Common Stock Warrants	Common Stock	Additional Paid-In Capital	Accumulated Deficit
	(in thousands)
Balances at December 31, 1996	$ 15	$ —	$304	$ —	$ 1,485	$(10,158)
Exercise of common stock warrants	9	3	(304)	—	743	—
Distribution to Loomis Holding Corporation stockholders	—	—	—	—	—	(14,079)
Exchange of common stock of Loomis Holding Corporation for common stock of Loomis, Fargo & Co.	(24)	(3)	—	51	(24)	—
Issuance of common stock as part of the purchase consideration for BI-Armored	—	—	—	49	22,551	—
Net loss	—	—	—	—	—	(7,886)

Balances at December 31, 1997	—	—	—	100	24,755	(32,123)
Net income	—	—	—	—	—	281

Balances at December 31, 1998	—	—	—	100	24,755	(31,842)
Net Income	—	—	—	—	—	3,877

Balances at December 31, 1999	$ —	$ —	$ —	$100	$24,755	$(27,965)

See accompanying notes

LOOMIS, FARGO & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999

Note 1. Basis of Presentation and Background

           Loomis, Fargo & Co., (together with its subsidiaries, “Loomis” or the “Company”), a Delaware corporation, was incorporated in August 1996. On January 24, 1997, Loomis Holding Corporation, a Delaware corporation, completed its reorganization into Loomis, Fargo & Co. and acquired certain assets and assumed certain liabilities of Wells Fargo Armored Service Corporation, now known as BI-Armored Service Corporation (“BI-Armored”), a wholly owned subsidiary of Burns International Services Corporation, formerly Borg-Warner Security Corporation ( “Burns International”). The reorganization involved the exchange of all outstanding Common Stock of Loomis Holding Corporation for 5,100,000 shares of the Common Stock of the Company, which concurrently were transferred to a business trust owned by the former stockholders of Loomis Holding Corporation (the “Loomis Stockholders Trust”).

           The Company owns LFC Holding Corporation (formerly Loomis Holding Corporation), which in turn owns Loomis, Fargo & Co., a Texas corporation (formerly Loomis Armored Inc. which was originally incorporated in 1928). Loomis, Fargo & Co. (the Texas corporation) has two subsidiaries, Loomis, Fargo & Co. of Puerto Rico, a Tennessee corporation, and LF & Co. Management Co., a Nevada corporation.

           The Company provides armored car transport services to a variety of financial, commercial, industrial and retail establishments within the United States and Puerto Rico. It offers secure, expedited transportation and protection for a variety of valuable commodities such as coin and currency, negotiable and nonnegotiable securities, precious metals, bullion, food coupons and gems. In addition, Loomis provides extensive automatic teller machine (“ATM”) services including cash replenishment, deposit pick-up and first-line and second-line maintenance services. The Company also offers several ancillary services including secured storage of valuables, such as currency, securities and computer chips, deposit processing and consolidation, change order preparation and coin wrapping. The Company also provides contract security officers to patrol and control access to customer facilities in Puerto Rico.

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

     Environmental Remediation Costs

           The Company accrues for expenses associated with environmental remediation obligations when such expenses are probable and reasonably estimable. Accruals for estimated costs associated with environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as an asset when their receipt is deemed probable.
LOOMIS, FARGO & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 1999

     Property and Equipment

           Property and equipment, which include assets resulting from capital leases, are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	15-40 years
Armored trucks and other vehicles	2-12 years
Other equipment	2-15 years

           Leasehold improvements are amortized over the terms of the related leases or the useful lives of the improvements, whichever is less. Repairs and maintenance are charged to expense as incurred.

           The Company acquired $17,000 and $99,000 of assets under capital lease agreements in 1999 and 1998, respectively, primarily for equipment and vehicles. The gross amount of assets recorded under capital leases was approximately $1,037,000 and $1,950,000 at December 31, 1999 and 1998, respectively. Accumulated depreciation related to capital leases amounted to approximately $907,000 and $1,364,000 at December 31, 1999 and 1998, respectively.

     Goodwill

           Goodwill resulting from the 1991 purchase acquisition of Loomis Armored Inc. and from the 1997 purchase of BI-Armored, described in Note 4, represents the excess of cost over the fair value of assets acquired and is being amortized on a straight-line basis over 40 years. Amortization expense on these assets was $2,763,000, $2,912,000 and $2,746,000 in 1999, 1998 and 1997, respectively.

     Impairment

           Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ respective carrying amounts. Goodwill associated with assets acquired in purchase business combinations is included in impairment evaluations.

     Fair Value of Financial Instruments

           The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The carrying amount of the Company ’s bank credit facility approximates fair value because the debt arrangement accrues interest at variable rates based on current market rates. The fair value of the Company’s 10% senior subordinated notes was estimated at $84.2 million based on the quoted market price at December 31, 1999 and 1998.

     Stock-Based Compensation

           The Company grants stock options to employees for a fixed number of shares with an exercise price no less than the fair value of the shares at the date of grant. The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options is no less than the fair value of the underlying stock on the date of grant, no compensation expense is recognized.
LOOMIS, FARGO & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 1999

     New Accounting Pronouncements

           In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS No. 133 requires that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. In June 1999, the Financial Accounting Standards Board delayed the effective date of SFAS 133, requiring the Company to adopt SFAS 133 effective January 1, 2001. The Company does not anticipate that the new standard will have a material impact on the financial statements.

     Use of Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Income Taxes

           The Company accounts for income taxes using the liability method.

     Reclassifications

           Certain reclassifications have been made in the prior periods’ financial statements to conform to the current year presentation.

     Significant Customer

           During 1998, two of the Company’s customers merged. This customer accounted for approximately 13.0% and 10.0% of the Company’s total revenue in 1999 and 1998, respectively.
LOOMIS, FARGO & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 1999

Note 3. Balance Sheet Data

           Detailed balance sheet data are as follows (in thousands):

	December 31,
	1999	1998
Trade accounts receivable:
Gross trade accounts receivable	$ 46,649	$ 48,189
Unearned revenues	(20,153)	(18,440)
Allowance for doubtful accounts receivable	(1,312)	(2,224)

Net trade accounts receivable	$ 25,184	$ 27,525

Intangible assets:
Goodwill	$106,191	$112,903
Accumulated amortization	(9,723)	(6,960)

Net intangible assets	$ 96,468	$105,943

Other assets:
Deferred financing costs	$ 5,831	$ 5,831
Accumulated amortization	(2,818)	(1,856)
Long-term portion of prepaid insurance	432	—

Net other assets	$ 3,445	$ 3,975

Accrued expenses and other current liabilities:
Cargo, casualty and other insurance expenses	$ 7,380	$ 7,746
Payroll and related expenses	13,191	11,004
Interest	4,276	4,281
Other	4,654	6,518

Total accrued expenses and other current liabilities	$ 29,501	$ 29,549

Note 4. Purchase of BI-Armored Service Corporation

           On January 24, 1997, the Company purchased certain assets and assumed certain liabilities of BI-Armored, a wholly-owned subsidiary of Burns International (See Note 1). The acquisition was accounted for using the purchase method of accounting. The aggregate purchase price for the assets acquired and the liabilities assumed was approximately $128,482,000, which included cash payments of $105,882,000 and the issuance of 4,900,000 shares of the Common Stock of the Company. The purchase price has been allocated to the net assets acquired and liabilities assumed. The balance sheet reflects adjustments to record acquired assets and assumed liabilities at their fair market values and to conform certain accounting policies of BI-Armored to the policies of the Company. The excess of the purchase price over the net tangible assets acquired, approximately $107,316,000, was allocated to goodwill, which is being amortized over 40 years (See Note 7).

           In connection with the allocation of the purchase price to assets and liabilities acquired from BI-Armored, the Company reviewed all of the acquired contracts to determine whether any contracts generated revenues that were less than the direct variable costs associated with servicing the contracts (e.g., payroll and related expense and vehicle expense). To the extent that the Company was required to provide services under a contract where direct variable costs exceeded revenues (a “loss contract”), the Company recorded a liability which aggregated approximately $7,900,000 on the acquisition date. All services required under such contracts were completed by December 31, 1997.
LOOMIS, FARGO & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 1999

            Concurrent with the acquisition, the Company repaid substantially all of the long-term obligations of Loomis Holding Corporation, replaced its existing line of credit with a $115,000,000 revolving bank credit facility and issued $85,000,000 of 10% unsecured subordinated notes due in 2004 (See Note 5).

           Pursuant to the terms of the business combination between Loomis Armored and BI-Armored, the Company was indemnified by the former owners of the two companies for environmental liabilities associated with existing storage tanks and other known and identified environmental liabilities as well as certain stated losses and liabilities related to the operations of BI-Armored and its subsidiaries. The indemnification obligation with Burns International survived until December 31, 1998. To the extent that there were remedial activities in process as of the date of termination of such indemnification obligations, the Company provided the former owners, as applicable, with written estimates in reasonable detail of the remaining costs and expenses expected to be incurred by the Company, which would otherwise have been covered by such indemnification. In addition, the Company released the former owner of Loomis Armored through a settlement agreement in June, 1999.

           The Company entered into two binding agreements during 1999. Burns International paid the Company a total of $3,100,000 to satisfy expenses which had been incurred and unpaid as well as a reasonable estimate of any future obligation for remediation on the sites where storage tanks had been removed as well as any cargo-related claim, liability, or obligation arising out of or related to the operations of BI-Armored. The binding agreement with the former owner of Loomis Armored resulted in the Company receiving a payment of $184,700 to satisfy expenses which had been incurred and unpaid as well as a reasonable estimate of any future obligation for remediation on the sites where storage tanks had been removed.

           No significant future expenses, in excess of the current reserves, are expected to be incurred on the sites where storage tanks have been removed. In most cases, the remediation expenses previously discussed are expected to be incurred over a number of years. During this period, the laws governing the remediation process may change and technological advances may occur that will affect the cost of remediation. Such developments will be periodically reviewed to determine if any adjustments to the Company’s accrual for remediation costs is warranted. In addition, no significant future expenses are expected to be incurred related to cargo and related liabilities. These settlement agreements had no effect on certain indemnification obligations related to the tax matters or certain excluded liabilities specifically set forth at the time of the acquisition.

           The consolidated statements of operations and cash flows presented include the transactions of Loomis Holding Corporation for the twenty-three days before the business combination on January 24, 1997, and those of the Company subsequent to the combination.

Note 5. Debt

           Long-term debt consists of the following (in thousands):

	December 31,
	1999	1998
10% senior subordinated notes	$ 85,000	$ 85,000
Bank credit facility	43,700	45,100
Non-interest bearing NOL note	2,904	6,000

	131,604	136,100
Less discount	—	12
Less current portion	2,904	3,000

Net long-term debt	$128,700	$133,088

LOOMIS, FARGO & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 1999

            Concurrent with the purchase of the assets of BI-Armored on January 24, 1997, the exchange of the Common Stock of Loomis Holding Corporation and the financing transactions discussed in Note 4, substantially all of the then-existing Loomis Holding Corporation indebtedness (other than capital leases) was repaid. Deferred financing costs associated with the retired debt were written off as an extraordinary item in the accompanying consolidated statement of operations. The Company also entered into a five-year step-down revolving bank credit facility agreement which provided for aggregate initial commitments of up to $115.0 million. Aggregate commitments are reduced by $2.5 million per quarter in 1998, by an additional $3.75 million per quarter in 1999, by an additional $4.375 million per quarter in 2000 and for the first two quarters of 2001, and $31.875 million in September 2001 and January 2002. The interest rate of the credit facility is a variable rate based on either LIBOR or a base rate tied to the bank’s prime rate. At December 31, 1999, the interest rates on the Company’s borrowings were 9.125% on base-rate borrowings of $3.7 million, and 7.735%—7.745% on LIBOR borrowings totaling $40.0 million. Borrowings under the credit facility are secured by substantially all of the assets of the Company and its subsidiaries. The agreement contains restrictive covenants regarding the issuance of additional debt, the compensation of officers, the payment of dividends, capital expenditures, new capital and operating leases and the maintenance of certain financial ratios. At December 31, 1999, there were no retained earnings available for the payment of dividends, and the Company was in compliance with the remaining covenants.

           The 10% senior subordinated notes were issued on January 24, 1997 and mature in January 2004. The notes are subordinated to borrowings under the credit facility and contain certain restrictive covenants.

           On January 24, 1997, the Company issued a $6.0 million note to the Loomis Stockholders Trust (the “NOL Note”). The NOL Note does not accrue interest and has a term of fifteen years, subject to mandatory prepayments as, and to the extent that, the Company realizes a tax benefit attributable to the utilization of net operating losses of Loomis Holding Corporation available at the date of the reorganization and acquisition of BI-Armored. The NOL Note was discounted at 10% over the Company’s initial expected period of repayment of the principal. The Company’s utilization of net operating losses in its 1999 tax return resulted in $3.1 million of the NOL Note being repaid during 1999 and expects that its future utilization of net operating losses will result in the remainder of the NOL Note being repaid during 2000.

           Letters of credit of $18,800,000 are outstanding at December 31, 1999 under the Company’s bank credit facility. Remaining commitments available for borrowings or additional letters of credit at December 31, 1999 were $27,500,000.

           Interest of $12,700,000, $14,500,000 and $10,200,000 was paid during 1999, 1998 and 1997, respectively.

Note 6. Leases

           At December 31, 1999, the scheduled future minimum lease payments under capital leases are as follows for years ending December 31 (in thousands):

2000	$353
2001	33
2002	9
2003	4
2004	—

Total minimum lease payments	399
Less amount representing interest	70

Present value of capital lease obligations	329
Less current portion	292

Long-term capital lease obligations	$ 37

LOOMIS, FARGO & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 1999

            The Company leases various office space and equipment under noncancelable operating leases expiring on various dates through 2007. The following is a schedule of future minimum lease payments under noncancelable operating leases with terms exceeding one year for years ending December 31 (in thousands):

2000	$10,873
2001	8,348
2002	5,294
2003	3,456
2004	1,872
Thereafter	6,450

$36,293

           Rent expense was $13,112,000, $16,106,000 and $14,521,000 for 1999, 1998 and 1997, respectively.

           The Company has certain operating leases which contain (i) rent escalation clauses, some of which are fixed annual increases with others tied to the Consumer Price Index and (ii) the passthrough of operating expenses and property taxes. In addition, certain leases contain renewal options.

Note 7. Income Taxes

           The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	1999	1998	1997
Current
Federal	$ 164	$158	$ —
State	375	64	—

Total current	539	222	—

Deferred:
Federal	2,972	(42)	—
State	524	—	—

Total deferred	3,496	(42)	—

Total	$4,035	$180	$ —

           The reconciliation of income tax computed at the federal statutory tax rates to income tax expense is (in thousands):

	Year Ended December 31,
	1999	1998	1997
Tax (benefit) at statutory rate	$2,690	$ 157	$(2,639)
State taxes, net	368	63	—
Change in valuation allowance, net of reduction to goodwill	—	(1,501)	1,450
Nondeductible goodwill amortization	892	940	886
Other	85	521	303

Total	$4,035	$ 180	$ —

LOOMIS, FARGO & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 1999

            Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	1999	1998
Deferred tax assets:
Net operating loss carryforwards	$ 3,190	$ 6,189
Minimum and foreign tax credit carryforwards	437	276
Receivable valuations and reserves	793	1,324
Accrued vacation and bonuses	2,466	2,302
Self-insurance reserves	6,104	6,476
Depreciation and amortization	—	417
Other accruals	981	553
Other, net	354	82

	14,325	17,619
Valuation allowance	(6,248)	(12,960)

Deferred tax assets	8,077	4,659

Deferred tax liabilities:
Depreciation and amortization	380	—
Prepaid pension costs	736	556
Other	138	495

Deferred tax liabilities	1,254	1,051

Net deferred tax assets	$ 6,823	$ 3,608

           The Company has federal net operating loss carryforwards of $8,710,000 and $16,728,000 as of December 31, 1999 and 1998, respectively, which expire in 2007 through 2012.

           The Company paid income taxes of $845,000, $60,000 and $80,000 during 1999, 1998 and 1997, respectively.

           Valuation allowances were recognized as of May 5, 1991 and January 24, 1997 related to deductible temporary differences recorded in purchase accounting for acquisitions on those dates. Additionally, valuation allowances related to other deductible temporary differences and net operating loss carryforwards created from post-acquisition operating losses were recorded. Reductions in the valuation allowances related to purchase accounting result in a reduction to the goodwill related to the acquisitions on those dates. Reductions in the valuation allowance related to other items result in a reduction in income tax expense. The Company continually reviews the adequacy of the valuation allowance and during 1999 and 1998, reduced the reserve by $6,712,000 and $5,067,000, respectively. The reduction was the result of net changes in temporary differences and a reassessment by the Company which indicates that it is more likely than not that additional benefits will be realized. During 1999, the entire decrease resulted in a reduction to goodwill. Of the total decrease during 1998, $3,566,000 resulted in the reduction of goodwill and the remainder resulted in a reduction to income tax expense.
LOOMIS, FARGO & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

December 31, 1999

Note 8. Benefit Plans

           Certain employees of the Company participate in a qualified, defined-benefit pension plan (the “Plan”) sponsored by the Company, covering substantially all employees who met the eligibility requirements regarding age and length of service and who are not participants in another plan to which the Company may contribute. Plan assets are comprised of investments in equity and fixed income securities. The Company froze future benefits under the Plan as of June 30, 1994. Funding is based on the accrued benefit cost method.

           The reconciliation of beginning and ending balances of the benefit obligation and the fair value of plan assets is as follows (in thousands):

	December 31,
	1999	1998
Change in benefit obligation:
Benefit obligation at beginning of year	$16,713	$17,127
Interest cost	1,093	1,162
Actuarial (gain) losses	(555)	(644)
Benefits paid	(1,792)	(933)

Benefit obligation at end of year	15,459	16,712

Change in Plan assets:
Fair value of Plan assets at beginning of year	19,808	18,177
Actual return of Plan assets	1,248	2,564
Benefits paid	(1,792)	(933)

Fair value of Plan assets at end of year	19,264	19,808

Funded status of Plan	3,805	3,096
Unrecognized net actuarial (gains) losses	(1,965)	(1,706)

Prepaid benefit cost	$ 1,840	$ 1,390

           A summary of the components of the net periodic pension income is as follows (in thousands):

	Year Ended December 31,
	1999	1998	1997
Interest cost	$1,093	$1,162	$1,171
Expected return on Plan assets	(1,543)	(1,412)	(1,269)

Net periodic pension income	$ (450)	$ (250)	$ (98)

Weighted average assumptions:
Discount rate	7.75%	6.75%	7.00%
Expected return on Plan assets	8.00%	8.00%	8.00%

           The Company contributes to certain multi-employer, defined-benefit plans covering certain employees under collective bargaining agreements. Total expenses of these plans totaled $1,102,000, $933,000 and $1,033,000 during 1999, 1998 and 1997, respectively.

           The Company also contributes to a 401(k) defined-contribution plan for employees in the United States and to a 165(e) for employees in Puerto Rico. Employee contributions up to $750 are matched by the Company at a rate of 25%. Total expenses of the plan were $300,000, $367,000 and $271,000 during 1999, 1998 and 1997, respectively.
LOOMIS, FARGO & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

December 31, 1999

Note 9. Transactions With Affiliates

           The consolidated statements of operations include management fees charged by affiliates of $23,000 for the year ended December 31, 1997. In addition, the Company paid interest of $71,000 to affiliates in the year ended December 31, 1997.

           In the ordinary course of business, the Company purchases services from various other affiliates of Burns International. The Company paid approximately $56,000, $509,000 and $1,700,000 during 1999, 1998 and 1997, respectively for such services, including electronic security installation, maintenance and monitoring, physical security, courier services, and certain shared lease expenses.

           Pursuant to the terms of the business combination between Loomis Holding Corporation and BI-Armored, the Company was indemnified by the former owners of the two companies for various liabilities. These included environmental liabilities associated with existing storage tanks and other known and identified environmental liabilities as well as certain cargo claims and other liabilities. The indemnification obligations with Burns International survived until December 31, 1998 and settlements were reached during 1999 for remaining outstanding claims. In addition, the Company released the other former owner of Loomis Armored through a settlement agreement in June, 1999. (See Note 4).

           Included in the Company’s other receivables is $1,530,000 from Burns International at December 31, 1998. In addition, $104,000 was due from Loomis Indemnity Trust at December 31, 1998.

Note 10. Employee Compensation Plans

           Before the reorganization of Loomis Holding Corporation into the Company, certain key employees of Loomis Holding Corporation were compensated under a Management Equity Growth and Appreciation Plan (the “MEGA Plan”), under which Loomis Holding Corporation issued participation units representing unfunded, unsecured, potential rights to receive deferred compensation. The units vested over a five-year schedule and required the occurrence of a triggering event (as defined) before they became exercisable.

           Upon the reorganization of the Company and the acquisition of BI-Armored, the MEGA Plan was terminated and all of its units canceled. The Loomis, Fargo & Co. Unitholder Option Plan (the “Unitholder Plan”) was established, under which options to purchase shares of the Company’s common stock were issued to the holders of units under the MEGA Plan that were substantially equivalent to the canceled units. Options under the Unitholder Plan are subject to vesting requirements and other limitations that are substantially similar to those that existed under the MEGA Plan. The Unitholder Plan also requires a triggering event before the options may be exercised. A triggering event is the first to occur of (i) any sale or disposition of more than 1,250,000 shares of common stock of the Company by Wingate Partners to a non-affiliate, (ii) any sale or disposition of substantially all of the assets of the Company to a non-affiliate, (iii) a merger of the Company with or into a non-affiliated entity, or (iv) a public offering or series of offerings producing aggregate gross proceeds of at least $50 million.

           As of December 31, 1999, there are 585,061 options outstanding under the Unitholder Plan, 547,683 of which are vested. There are 10,978 additional options outstanding to an employee that are exercisable upon 60 days notice. The exercise price on both the Unitholder Plan and the additional options will be approximately $1.96 per share, adjusted for contributions or distributions to/from the Loomis Stockholders Trust. In the event a triggering event occurs due to a public offering or series of offerings, this exercise price will be $0.01 per share.

           On August 15, 1997, the Board of Directors and stockholders of the Company adopted the Loomis, Fargo & Co. 1997 Stock Option Plan (the “Option Plan”), pursuant to which options to purchase up to 1,000,000 shares of the Company’s common stock, $0.01 par value ( “Common Stock”) may be granted. Options granted under the Option Plan may be subject to vesting requirements and exercisability restrictions as may be determined by the Board of Directors or authorized committee thereof.

           As of December 31, 1999 options had been granted to purchase up to 665,000 shares of Common Stock (the “Initial Stock Options ”), 645,000 of which were outstanding. The Initial Stock Options have an exercise price of $7.50 per share. This exercise price exceeded the fair value of the stock at the date of grant, therefore no compensation expense has been recorded under the provisions of APB 25 (See Note 2). The Initial Stock Options are exercisable on the tenth anniversary of the grant date, subject to the acceleration provisions described below, and expire on the eleventh anniversary of such grant date. The exercisability of the Initial Stock Options shall accelerate as follows: (i) if, following the date that the Common Stock is first readily tradable on a national securities exchange or other market system, the daily closing price of the Common Stock is equal to or greater than a scale of prices ranging from $10 to $30 for 80 out of 100 trading days, then a percentage of the Initial Stock Options shall become exercisable based on such daily closing prices on a sliding scale from January 24, 1998 to January 24, 2002, (ii) in the event of a Change of Control (as defined in the Option Plan) prior to there being a public trading market for the Common Stock, a percentage of the Initial Stock Options shall become exercisable based upon a $10 to $30 price range of the weighted average sale price of shares of Common Stock from the date of grant to the date of the Change of Control, with the remainder (if any) to be forfeited upon such Change of Control, and (iii) in the event of a Change of Control after there is a public trading market for the Common Stock, the Initial Stock Options shall be exercisable for a percentage equal to the greater of (x) the then current exercisable percentage of such Initial Stock Options as set forth in clause (i) above, or (y) the percentage that would become exercisable upon the occurrence of a Change of Control as set forth in clause (ii) above. Any shares issued upon exercise of options under the Unitholder Plan will be distributed to the Company by a business trust, the beneficiaries of which are the former stockholders of Loomis (the “Loomis Stockholders Trust”). During 1999, 80,000 of the options were terminated and 80,000 additional options were issued.

           Statement No. 123 of the Financial Accounting Standards Board requires the presentation of pro forma information regarding net income (loss) as if the Company had accounted for its employee stock options under the fair value method of that statement. Because the exercise prices on these options were considerably in excess of the fair value of the Company’s common stock on the respective dates of grant, the fair value of these options was immaterial.

Note 11. Equity Transactions

           The capital structure of the Company changed with the reorganization of Loomis Holding Corporation into Loomis, Fargo & Co. and the acquisition of certain assets and assumption of certain liabilities of BI-Armored on January 24, 1997. The 3,500,000 outstanding shares of $.01 par value Loomis Holding Corporation Series 1 Preferred Stock were redeemed out of the proceeds of the new financing arrangements. The 2,383,911 outstanding shares of Class A Loomis Holding Corporation Common Stock and the 268,794 outstanding shares of Class B Loomis Holding Corporation Common Stock (both having a par value of $0.01 per share) were exchanged for 5,100,000 shares of Common Stock of Loomis, Fargo & Co., which were concurrently transferred to the Loomis Stockholders Trust (See Note 1). Under certain circumstances, shares held by the Loomis Stockholders Trust may be contributed to the Company to satisfy the exercise of certain stock options. The remaining 4,900,000 outstanding shares of Common Stock of the Company were issued to a Burns International subsidiary as part of the purchase price consideration.

           The Common Stock of the Company consists of one class and has a $0.01 par value. Twenty million shares are authorized, ten million of which are issued and outstanding as described in the preceding paragraph. Ten million shares of $0.01 Preferred Stock are authorized, but none have been issued at December 31, 1999.
LOOMIS, FARGO & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

December 31, 1999

            In 1991 and 1992, warrants were issued to certain lenders and shareholders of Loomis Holding Corporation to purchase an aggregate of 877,646 shares of Loomis Holding Corporation’s Class A Common Stock and 268,794 shares of Loomis Holding Corporation’s Class B Common Stock. On January 23, 1997, all warrant holders exercised their warrants. The shares issued upon exercise of the warrants were included in the January 24, 1997 exchange of Common Stock of Loomis Holding Corporation for Common Stock of the Company.

           Concurrent with the business combination on January 24, 1997, the non-interest bearing NOL note described in Note 5, having a discounted value at that date of approximately $5,342,000, and net cash consideration of approximately $8,737,000 were distributed for the benefit of the shareholders of Loomis Holding Corporation.

Note 12. Quarterly Data (unaudited, in thousands)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	1999	1998	1999	1998	1999	1998	1999	1998
Revenues	$94,050	$96,504	$94,802	$96,854	$94,664	$95,455	$99,136	$95,490
Operating Income	4,386	2,731	4,838	3,670	4,948	3,912	7,326	5,430
Net Income (Loss)	468	(1,413)	752	(257)	760	59	1,897	1,892

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

            None.

PART III

Item 10. Directors and Executive Officers of the Registrant

           Set forth below is certain information with respect to those individuals who serve as members of the Board of Directors and as executive officers of the Company. Each of the persons named below holds the positions set forth opposite his name with each of the Co-Registrants, except that Messrs. Hegi, Mattly and Edwardson are the only directors constituting the board of directors of Loomis, Fargo & Co. of Puerto Rico.

Name	Age	Position
Frederick B. Hegi, Jr.	56	Chairman of the Board of Directors
James B. Mattly	58	Director, President and Chief Executive Officer
Jay I. Applebaum	37	Director
James T. Callier, Jr.	65	Director
John A. Edwardson	50	Director
Robert E. T. Lackey	52	Director
John D. O ’Brien	57	Director
Edward H. Hamlett	51	Executive Vice President—Sales and Marketing
Tommy E. Harden	55	Executive Vice President—Fleet Management
James K. Jennings, Jr.	58	Executive Vice President, Chief Financial Officer and Secretary
Bruce J. Magelky	51	Executive Vice President—Security and Operations
Thomas L. Roth	60	Executive Vice President—Human Resources
Michael Tawney	49	Executive Vice President—Risk Management

           There is no family relationship between any of the directors or executive officers of the Company. Officers of the Company are elected by the Board of Directors and hold office until their respective successors are duly elected and qualified.

            Frederick B. Hegi, Jr. served as Chairman of the Board of LFC Holding Corporation (formerly Loomis Holding Corporation) and Loomis Armored from May 1991 to January 1997, and was elected to the Board of Directors of the Company in August 1996. Mr. Hegi is an indirect general partner of Wingate Partners and a general partner of Wingate Affiliates, L.P. Since May 1982, Mr. Hegi has served as President of Valley View Capital Corporation. Mr. Hegi served as a director of Associated Holdings, Inc. from January 1992 through March 1995, a director of United Stationers Inc. since March 1995 and Chairman of the Board since November 1996. Mr. Hegi has served as Chairman of the Board, President and Chief Executive Officer of Kevco, Inc. since July 1999. Mr. Hegi also currently serves as Chairman of the Board of Tahoka First Bancorp, Inc. and Cedar Creek Bancshares, Inc. He also serves as a director of Lone Star Technologies, Inc., Cattle Resources, Inc. Texas Capital Bancshares and Pro Parts Xpress, Inc. From 1995 to 1998, Mr. Hegi served as Chairman of the Board of ITCO Holding Company, Inc.,

           James B. Mattly served as a director and as President and Chief Executive Officer of Loomis Armored from November 1991 to January 1997 and as a director of LFC Holding Corporation (formerly Loomis Holdings) from May 1991 to January 1997, and was elected to the Board of Directors of the Company in January 1997. From 1979 to 1990, Mr. Mattly served as Regional Vice President of Browning-Ferris Industries and as Chief Operating Officer of its southwest region. Mr. Mattly has also served as Vice President —Operations for Butler Aviation from 1977 to 1979 and Regional Vice President of BI-Armored from 1973 to 1977.

           Jay I. Applebaum served as Secretary for LFC Holding Corporation (formerly Loomis Holding Corporation) and Loomis Armored from May 1991 to January 1997 and was elected to the board of directors of the Company in February 1997. Since June 1989, Mr. Applebaum has been associated with Wingate Partners. Mr. Applebaum is also the Chairman of the Board for Pro Parts Xpress, Inc.

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

           John A. Edwardson serves as Chairman of the Board, President and Chief Executive Officer of Burns International Services Corporation and was elected to the Board of Directors of the Company in June 1999. Mr. Edwardson formerly served as President and Chief Operating Officer of United Airlines and UAL Corporation. Prior to joining UAL, Mr. Edwardson served as Executive Vice President and Chief Financial Officer of Ameritech Corp.

           Robert E.T. Lackey has served as Vice President, General Counsel and Corporate Secretary of Burns International Services Corporation ( “Burns International”) since 1997 and was elected to the Board of Directors of the Company in December 1999. Prior to joining Burns International, Mr. Lackey served as Vice President, Secretary and General Counsel for Transamerica Commercial Finance Corp. Mr. Lackey previously held the position of Senior Counsel at Heller Financial, Inc. and also served as Assistant Secretary and Senior Attorney of Deutsche Credit Corporation.

           John D. O ’Brien has served as Senior Vice President of Burns International Services Corporation (“Burns International ”) since 1993 and was Vice President of Burns International from 1987 to 1993, and was elected to the Board of Directors of the Company in January 1997.

           Edward H. Hamlett served as a director of Loomis from February 1992 to January 1997 and as Vice President of Sales and Marketing from February 1996 to January 1997, and was elected to the office of Executive Vice President of the Company in January 1997. From May 1979 to May 1995, Mr. Hamlett served as Vice President, Sales and Marketing of Browning-Ferris Industries (“BFI”). Prior to joining BFI, Mr. Hamlett held regional sales and branch management positions with BI-Armored from 1973 to 1977.

           Tommy E. Harden served as Vice President of Fleet Management of Loomis Armored from May 1992 to January 1997, and was elected to the office of Executive Vice President—Fleet Management of the Company in January 1997. From January 1990 to May 1992, Mr. Harden served as Vice President and Director of the Truck Division of Loomis Armored.

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

           Bruce J. Magelky served as Vice President of Security and Operations of Loomis Armored from December, 1992 to January 1997, and was elected to the office of Executive Vice President—Security and Operations of the Company in January 1997. From July 1991 to December 1992, Mr. Magelky served as Director of Security of Loomis Armored.

           Thomas L. Roth served as Vice President of Human Resources of BI-Armored from April 1996 to January 1997, and was elected to the office of Executive Vice President—Human Resources of the Company in January 1997. From July 1983 to April 1996, Mr. Roth served as Vice President of Human Resources of Pony Express Courier Corporation.

            Michael Tawney served as Vice President of Risk Management and Loss Control of Loomis Armored from March 1992 to January 1997, and was elected to the office of Executive Vice President —Risk Management of the Company in January 1997. From September 1990 to March 1992, Mr. Tawney served as Vice President of Browning-Ferris Industries—Mexico.

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

     Compensation Committee Interlocks and Insider Participation

           John D. O ’Brien and James T. Callier, Jr. comprise the compensation committee of the Board of Directors of the Company. Mr. O ’Brien is a director and executive officer of Burns International Services Corporation, which received certain benefits from the transactions described in Item 13. Mr. Callier is an indirect general partner of Wingate Partners and a general partner of Wingate Affiliates, L.P. Wingate Partners received certain benefits from the transactions described in Item  13.

     Deferred Compensation Agreements

           The Company entered into deferred compensation agreements with certain key employees during the fourth quarter of 1999. Under the terms of the agreements, eligible employees may elect to defer a portion of their salary to a specified future year. Those that elect the deferral select investment funds where the withheld amounts will be placed until the deferred payments occur.

     Benefit Plans

           Before the business combination in January 1997, certain key employees of Loomis were compensated under a Management Equity Growth and Appreciation Plan (the “MEGA Plan”), under which Loomis issued participation units representing unfunded, unsecured, potential rights to receive deferred compensation. The units vested over a five-year schedule and required the occurrence of a triggering event (as defined) before they became exercisable.

           Upon the business combination, the MEGA Plan was terminated and all of its units canceled. The Loomis, Fargo & Co. Unitholder Option Plan (the “Unitholder Plan”) was established, under which options to purchase shares of the Company ’s common stock were issued to the holders of units under the MEGA Plan that were substantially equivalent to the canceled units. Options under the Unitholder Plan are subject to vesting requirements and other limitations that are substantially similar to those that existed with respect to the units under the MEGA Plan. The Unitholder Plan also requires a triggering event before the options may be exercised. A triggering event is the first to occur of (i) any sale or disposition of more than 1,250,000 shares of common stock of the Company by Wingate Partners to a non-affiliate, (ii) any sale or disposition of substantially all of the assets of the Company to a non-affiliate, (iii) a merger of the Company with or into a non-affiliated entity, or (iv) a public offering or series of offerings producing aggregate gross proceeds of at least $50 million. Any shares issued upon exercise of options under the Unitholder Plan will be distributed to the Company by a business trust, the beneficiaries of which are the former stockholders of Loomis (the “Loomis Stockholders Trust ”).

           As of March 22, 2000, there are 585,061 options outstanding under the Unitholder Plan, 547,683 of which are vested. There are 10,978 additional options outstanding to an employee that are exercisable upon 60 days notice. The exercise price on both the Unitholder Plan and the additional options will be approximately $1.96 per share, adjusted for contributions or distributions to/from the Loomis Stockholders Trust. In the event a triggering event occurs due to a public offering or series of offerings, this exercise price will be $0.01 per share.

           On August 15, 1997, the Board of Directors and stockholders of the Company adopted the Loomis, Fargo & Co. 1997 Stock Option Plan (the “Plan”), pursuant to which the Board of Directors (or authorized committee thereof) is authorized to grant options (the “Options”) to purchase up to 1,000,000 shares of the Company’s common stock, $0.01 par value (“Common Stock ”), subject to adjustment upon stock splits, stock dividends, reclassifications and similar changes to the capital structure of the Company. Options granted under the Plan may be subject to vesting requirements and exercisability restrictions as may be determined by the Board of Directors or authorized committee thereof.

           As of March 22, 2000, options had been granted to purchase up to 665,000 shares of Common Stock (the “Initial Stock Options”), all of which remain outstanding. The Initial Stock Options have an exercise price of $7.50 per share. The Initial Stock Options are exercisable on the tenth anniversary of the grant date, subject to the acceleration provisions described below, and expire on the eleventh anniversary of such grant date. The exercisability of the Initial Stock Options shall accelerate as follows: (i) if, following the date that the Common Stock is first readily tradable on a national securities exchange or other market system, the daily closing price of the Common Stock is equal to or greater than a scale of prices ranging from $10 to $30 for 80 out of 100 trading days, then a percentage of the Initial Stock Options shall become exercisable based on such daily closing prices on a sliding scale from January 24, 1998 to January 24, 2002, (ii) in the event of a Change of Control (as defined in the Plan) prior to there being a public trading market for the Common Stock, a percentage of the Initial Stock Options shall become exercisable based upon a $10 to $30 price range of the weighted average sale price of shares of Common Stock from the date of grant to the date of the Change of Control, with the remainder (if any) to be forfeited upon such Change of Control, and (iii) in the event of a Change of Control, after there is a public trading market for the Common Stock, the Initial Stock Options shall be exercisable for a percentage equal to the greater of (x) the then current exercisable percentage of such Initial Stock Options as set forth in clause (i) above, or (y) the percentage that would become exercisable upon the occurrence of a Change of Control as set forth in clause (ii) above.

Summary of Compensation

           The following table sets forth the compensation awarded to or earned by the Chief Executive Officer of the Company and the other most highly compensated executive officers (the “Named Executive Officers”) of the Company for each of the three years ending December 31, 1999.

Name and Principle Position	Year	Annual Compensation			All Other Compensation ($)(2)	Long-term Compensation Awards (Securities)
		Salary ($)		Bonus ($)
James B. Mattly	1999	450,000		254,275	—	—
Director, President and	1998	450,000		75,000	—	—
Chief Executive Officer	1997	443,974		250	—	167,874

Edward H. Hamlett	1999	205,615		72,073	7,500	—
Executive Vice President —	1998	200,000		50,000	7,500	—
Sales and Marketing	1997	196,987		250	7,462	50,743

Tommy E. Harden	1999	154,679		54,218	7,500	—
Executive Vice President —	1998	150,000		37,500	7,500	—
Fleet Management	1997	146,987		250	7,462	30,924

James K. Jennings, Jr.	1999	205,615		72,073	7,500	—
Executive Vice President,	1998	200,000		50,000	7,500	—
Chief Financial Officer and Secretary	1997	196,987		250	7,462	50,924

Bruce J. Magelky	1999	160,218		59,463	7,500	—
Executive Vice President —	1998	150,000		37,500	7,500	—
Security and Operations	1997	146,987		250	7,462	40,924

Thomas L. Roth	1999	154,679		54,218	7,500	—
Executive Vice President —	1998	150,000		37,500	7,500	—
Human Resources	1997	139,850	(1)	—	22,190	30,000

Michael Tawney	1999	154,679		54,218	7,500	—
Executive Vice President —	1998	150,000		37,500	7,500	—
Risk Management	1997	146,987		250	7,462	30,924

(1)	Represents compensation for the period of January 24, 1997, when Mr. Roth became employed by the Company, to December 31, 1997.

(2)	Reflects automobile allowances paid to the executive vice presidents, and a $20,003 moving allowance paid to Mr. Roth in 1997.

           Mattly Employment Agreement. Mr. Mattly is a party to an employment agreement with the Company pursuant to which he serves as President and Chief Executive Officer. Mr. Mattly’s employment agreement is subject to automatic successive one-year renewal terms. Mr. Mattly’s current base salary is $470,000, subject to increase from time to time at the sole discretion of the board of directors of the Company. In addition, Mr. Mattly may receive a bonus generally recognizable following the end of the Company’s fiscal year in an amount up to 100% of his then current base salary at the sole discretion of the board of directors of the Company. The employment agreement also provides for participation by Mr. Mattly in the Company’s general life, health and disability plans generally applicable to senior executives of the Company, as well as reimbursement of reasonable business expenses. Mr. Mattly’s employment agreement includes certain noncompetition and confidentiality provisions.

           In May 1996, January 1997, and August 1999 the provisions of Mr. Mattly ’s employment agreement were amended to provide for the issuance under the Unitholder Plan of 166,543 options and the contingent issuance of 49,963 options which are issuable upon the occurrence of certain contingencies on or prior to December 31, 2000.

            The following table provides information on the value of unexercised options held at December 31, 1999 by the Chief Executive Officer of the Company and the Named Executive Officers.

Name	Number of Securities Underlying Unexercised Options at Year End (#) Exercisable/Unexercisable(1)	Value of Unexercised In-the-Money Options at Year End ($)(2) Exercisable/Unexercisable(1)
James B. Mattly	—/401,331	—/1,393,500
Edward H. Hamlett	10,978/ 72,779	63,400/ 131,500
Tommy E. Harden	—/ 58,317	—/ 163,500
James K. Jennings, Jr.	—/ 78,317	—/ 163,500
Bruce J. Magelky	—/ 68,317	—/ 163,500
Thomas L. Roth	—/ 30,000	—/ —
Michael Tawney	—/ 58,317	—/ 163,500

(1)	No options under either the Unitholder Option Plan or the 1997 Stock Option Plan are exercisable at December 31, 1999.

(2)	Because the Company’s stock is not publicly traded, these values are based on management’s estimate of the fair value of the Company’s Common stock at December 31, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

           The following table sets forth the beneficial ownership of Common Stock as of December 31, 1999 by (i) each person known to the Company to beneficially own more than 5% of the Common Stock, (ii) each of the directors of the Company, (iii) each of the Named Executive Officers, and (iv) all directors and Named Executive Officers of the Company as a group.

Name and Address of Beneficial Owner	Common Stock
	Number of Shares	Percent of Class
Loomis Stockholders Trust	5,100,000	51.0%
c/o Wingate Partners, L.P.
750 N. St. Paul Street, Suite 1200
Dallas, Texas 75201

Wingate Partners, L.P.(1)(2)	4,344,572	43.4%
750 N. St. Paul Street, Suite 1200
Dallas, Texas 75201

Key Capital Corporation(1)	516,774	5.2%
127 Public Square, Fourth Floor
Cleveland, Ohio 44114

BI-Armored Service Corporation	4,900,000	49.0%
200 South Michigan Avenue
Chicago, Illinois 60604

Burns International Services Corporation(3)	4,900,000	49.0%
200 South Michigan Avenue
Chicago, Illinois 60604

Frederick B. Hegi, Jr.(5)(6)	—	*
James B. Mattly(1)	136,358	1.4%
Jay I. Applebaum(1)	26,737	*
James T. Callier, Jr.(5)	—	*
John A. Edwardson(4)	—	*
Robert E.T. Lackey(4)	—	*
John D. O’Brien(4)	—	*
Edward H. Hamlett(7)	10,978	*
Tommy E. Harden	—	*
James K. Jennings, Jr.	—	*
Bruce J. Magelky	—	*
Thomas L. Roth	—	*
Michael Tawney	—	*
All directors and executive officers as a group (13 persons)(8)	173,772	1.7%

*	Represents less than 1%

(1)
Reflects such holder’s beneficial ownership of Common Stock in accordance with its percentage interest of trust units in the Loomis Stockholders Trust. All of such shares of Common Stock are held of record by the Loomis Stockholders Trust pursuant to the Loomis Stockholders Trust Agreement and, therefore, the number of shares and percentage of beneficial ownership of the Company attributable to such holder is subject to change upon the acquisition or disposition of shares of Common Stock held of record by the Loomis Stockholders Trust.

(2)	Includes the beneficial ownership of 4,262,794 shares by Wingate Partners and 81,778 shares by Wingate Affiliates, L.P.

(3)
Burns International Services Corporation (“Burns International ”) is the sole stockholder of BI-Armored and, therefore, may be deemed to beneficially own all shares of Common Stock owned of record by BI-Armored.

(4)
Does not include 4,900,000 shares of Common Stock held of record by BI-Armored, a wholly-owned subsidiary of Burns International Services Corporation (“Burns International”). Mr. Edwardson is a director and each of Messrs. Edwardson, O ’Brien and Lackey are executive officers of Burns International and, therefore, may be deemed to be a beneficial owner of some or all of such shares. Each of Messrs. Edwardson, O’Brien and Lackey disclaims beneficial ownership of all shares of Common Stock not held of record by him.

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

(8)
Includes (i) 10,978 shares of Common Stock issuable to Mr. Hamlett pursuant to an option exercisable within 60 days and (ii) 136,064 and 26,680 shares of Common Stock beneficially owned by Mr. Mattly and Mr. Applebaum, respectively, through the Loomis Stockholders Trust following the delivery to the Company of 10,978 shares of Common Stock by the Loomis Stockholders Trust pursuant to a stock contribution agreement upon the exercise of Mr. Hamlett’s stock option.

Item 13. Certain Relationships and Related Transactions

The Business Combination

           On November 28, 1996, Burns International Services Corporation ( “Burns International”), formerly Borg-Warner, BI-Armored, the Company, Loomis, Loomis Armored and the Loomis Stockholders Trust entered into a Contribution Agreement (the “Contribution Agreement”), pursuant to which, on January 24, 1997, the Loomis Stockholders Trust contributed all of the issued and outstanding Common Stock of Loomis and BI-Armored contributed substantially all of its assets and certain liabilities to the Company in exchange for 51% and 49%, respectively, of the Common Stock of the Company.

Payments to Affiliates

           In the ordinary course of business, the Company purchases services from various other subsidiaries of Burns International. The Company paid approximately $0.1 million, $0.5 million and $1.7 million during 1999, 1998 and 1997, respectively, for such services, including electronic security installation, maintenance and monitoring, physical security, courier services and certain shared lease expenses.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

           (a) The following documents are filed as a part of this report:

(1) Consolidated Financial Statements of Loomis, Fargo & Co.: See Item 8 of this report.

(2) Financial Statement Schedules: Valuation and Qualifying Accounts—See Schedule II to this report.

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

2.1	Contribution Agreement, dated as of November 28, 1996, among the Company, LFC Holding
Corporation (formerly known as Loomis Holding Corporation) ( “LFC Holding”), Loomis Fargo & Co
(Texas) (formerly known as Loomis Armored Inc.) (“Loomis, Fargo Texas”), Borg-Warner Security
Corporation, Wells Fargo Armored Service Corporation, and the Loomis Stockholders Trust. (1)

2.2	Business Trust Agreement, dated as of November 27, 1996, among Wingate Partners, L.P. and Wingate
Affiliates, L.P., as initial grantors, Wilmington Trust Company, as trustee, Frederick B. Hegi, Jr., as manager, and the Unitholders parties thereto. (1)

2.3	Trust Unit Exchange Agreement, dated as of January 24, 1997, among the Loomis Stockholders Trust and the Exchanging Shareholders parties thereto. (1)

3.1	Certificate of Incorporation of Loomis, Fargo & Co. (Delaware), as amended. (1)

3.2	Bylaws of Loomis, Fargo & Co. (Delaware). (1)

3.3	Certificate of Incorporation of LFC Holding, as amended. (1)

3.4	Bylaws of LFC Holding, as amended. (1)

3.5	Articles of Incorporation of Loomis, Fargo Texas, as amended. (1)

3.6	Restated Bylaws of Loomis, Fargo Texas. (1)

3.9	Amended and Restated Articles of Incorporation of Loomis, Fargo & Co. of Puerto Rico, as amended. (1)

3.10	Bylaws of Loomis, Fargo & Co. of Puerto Rico. (1)

4.1	Indenture, dated as of January 24, 1997, among the Company, as Issuer, LFC Holding, Loomis, Fargo
Texas, LFC Armored of Texas Inc. (formerly known as Wells Fargo Armored Service Corporation of
Texas) (“LFC of Texas”), and Loomis, Fargo & Co of Puerto Rico (formerly known as Wells Fargo
Armored Service Corporation of Puerto Rico) (“LFC of Puerto Rico”), as Guarantors, and Marine
Midland Bank, as trustee. (1)

4.2	[Intentionally Omitted.]

4.3	Form of 10% Senior Subordinated Note (included in Exhibit 4.1, Exhibit A-3). (1)

4.4	Registration Rights Agreement, dated as of January 24, 1997, among Loomis, the Company, LFC
Holding, Loomis, Fargo Texas, LFC of Texas, LFC of Puerto Rico and Lehman Brothers Inc. and
NationsBanc Capital Markets, Inc. (1)

4.5	Purchase Agreement, dated as of January 17, 1997, among the Company, LFC Holding, Loomis, Fargo Texas and Lehman Brothers Inc. and NationsBanc Capital Markets, Inc., as initial purchasers. (1)

10.1	Credit Agreement, dated as of January 24, 1997, among the Company, as borrower, the several lenders parties thereto, Lehman Commercial Paper Inc. (“LCPI”) and NationsBank of Texas, N.A.
(“NationsBank”), as arrangers, LCPI and NationsBanc Capital Markets, Inc., as syndication agents,
LCPI as documentation agent, and NationsBank as administrative agent. (1)

10.1-A	First Amendment and Waiver, dated as of March 16, 1998, to the Credit Agreement dated as of
January 24, 1997, among the Company as borrower, the several lenders parties thereto, LCPI and
NationsBank as arrangers, LCPI and NationsBank Capital Markets, Inc., as syndication agents, LCPI as documentation agent, and NationsBank as administrative agent. (3)

10.2	Guarantee and Collateral Agreement made by the Company, LFC Holding, Loomis, Fargo Texas, LFC of Texas and LFC of Puerto Rico, in favor of NationsBank of Texas, N.A. (1)

10.3	Stockholders Agreement dated as of January 24, 1997 among the Company, Wells Fargo Armored Service Corporation, the Loomis Stockholders Trust and Wingate Partners, L.P. (1)

10.4	Loomis Indemnity Trust Agreement, dated as of January 24, 1997, among the Company, the Loomis Stockholders Trust, and Frederick B. Hegi, Jr., as trustee. (1)

10.5	Excess Claims Assumption Agreement, dated as of January 24, 1997, among the Company, LFC Holding, Loomis, Fargo Texas, and the Loomis Stockholders Trust. (1)

10.6	Unitholder Option Plan and Agreement, dated as of January 24, 1997, among the Company and the Unitholder signatories thereto. (1)!

10.6-A	First Amendment, dated October 21, 1998, to Unitholders Option Plan and Agreement dated as of January 24, 1997, among the Company and the Unitholder signatories thereto. (5)!

10.7	Stock Contribution Agreement, dated as of January 24, 1997, between the Company and the Loomis Stockholders Trust. (1)

10.8	NOL Promissory Note, dated as of January 24, 1997, of the Company in the principal amount of $6,000,000, payable to the Loomis Stockholders Trust. (1)

10.9	Fleet Lease Agreement, dated as of December 2, 1996, between Associates Leasing, Inc. and Wells Fargo Armored Service Corporation. (1)

10.10	Transfer and Assumption Agreement, dated as of January 2, 1997, among Wells Fargo Armored Service Corporation, Borg-Warner Security Corporation, the Company and Associates Leasing, Inc. (1)

10.11	Transition Services Agreement, dated as of January 24, 1997, between the Company and Pony Express Courier Corp. (1)

10.12	Employment Agreement, dated as of November 11, 1991, as amended, between LFC Holding Corporation (formerly known as Loomis Holding Corporation) and James B. Mattly. (1)!

10.12-A	Amendment, dated August 25, 1999, to Employment Agreement between LFC Holding Corporation (formerly known as Loomis Holding Corporation) and James B. Mattly. *** !

10.13	Loomis, Fargo & Co. 1997 Stock Option Plan. (2)!

10.14	Settlement Agreement, dated as of March 22, 1999, between Borg-Warner Security Corporation and the Company. (4)

10.15	Settlement Agreement, dated as of May 14, 1999, between Borg-Warner Security Corporation and the Company. (5)

10.16	Settlement Agreement, dated as of June 30, 1999, between Loomis Stockholders Trust and the Company. (6)

10.17	Deferred Compensation Plan, dated November 1, 1999. (7) !

21.1	Subsidiaries of the Company. ***

27.1	Financial Data Schedule for Loomis, Fargo & Co.***

(1)
Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-24689) of Loomis, Fargo & Co. initially filed with the Securities and Exchange Commission on April 7, 1997, as amended.

(2)	Incorporated by reference to the Quarterly Report on Form 10-Q of Loomis, Fargo & Co. filed with the Securities and Exchange Commission on November 14, 1997.

(3)	Previously filed with the Annual Report on Form 10-K/A of Loomis, Fargo & Co. filed with the Securities and Exchange Commission on April 13, 1998.

(4)	Incorporated by reference to the Annual Report on Form 10-K of Loomis, Fargo & Co. filed with the Securities and Exchange Commission on March 24, 1999.

(5)	Incorporated by reference to the Quarterly Report on Form 10-Q of Loomis, Fargo & Co. filed with the Securities and Exchange Commission on May 17, 1999.

(6)	Incorporated by reference to the Quarterly Report on Form 10-Q of Loomis, Fargo & Co. filed with the Securities and Exchange Commission on August 11, 1999.

(7)	Incorporated by reference to the Quarterly Report on Form 10-Q of Loomis, Fargo & Co. filed with the Securities and Exchange Commission on November 10, 1999.

***	Filed herewith

!	Management contract or compensatory plan or arrangement

                (b) Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the most recent quarter for which this report was filed.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Co-Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 28th day of March, 2000.

LOOMIS, FARGO & CO., a Delaware corporation

/S / JAMES K. JENNINGS , JR .
BY:
James K. Jennings, Jr.
Executive Vice President and Chief Financial Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FREDERICK B. HEGI , JR . Frederick B. Hegi, Jr.	Chairman of the Board, and Director of the Co-Registrant listed above	March 28, 2000

/s/ JAMES B. MATTLY James B. Mattly	President, Chief Executive Officer and Director of the Co-Registrant listed above (Principal Executive Officer)	March 28, 2000

/s/ JAMES K. JENNINGS , JR . James K. Jennings, Jr.	Executive Vice President and Chief Financial Officer of the Co-Registrant listed above (Principal Financial and Accounting Officer)	March 28, 2000

/s/ JAY I. APPLEBAUM Jay I. Applebaum	Director of the Co-Registrant listed Above	March 28, 2000

/s/ JAMES T. CALLIER , JR . James T. Callier, Jr.	Director of the Co-Registrant listed Above	March 28, 2000

/s/ JOHN A. EDWARDSON John A. Edwardson	Director of the Co-Registrant listed Above	March 28, 2000

/s/ ROBERT E.T. LACKEY Robert E.T. Lackey	Director of the Co-Registrant listed Above	March 28, 2000

/s/ JOHN D. O’BRIEN John D. O’Brien	Director of the Co-Registrant listed Above	March 28, 2000

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Co-Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 28th day of March, 2000.

LFC HOLDING CORPORATION

/S / JAMES K. JENNINGS , JR .
BY:
James K. Jennings, Jr.
Executive Vice President and Chief Financial Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FREDERICK B. HEGI , JR . Frederick B. Hegi, Jr.	Chairman of the Board, and Director of the Co-Registrant listed above	March 28, 2000

/s/ JAMES B. MATTLY James B. Mattly	President, Chief Executive Officer and Director of the Co-Registrant listed above (Principal Executive Officer)	March 28, 2000

/s/ JAMES K. JENNINGS , JR . James K. Jennings, Jr.	Executive Vice President and Chief Financial Officer of the Co-Registrant listed above (Principal Financial and Accounting Officer)	March 28, 2000

/s/ JAY I. APPLEBAUM Jay I. Applebaum	Director of the Co-Registrant listed Above	March 28, 2000

/s/ JAMES T. CALLIER , JR . James T. Callier, Jr.	Director of the Co-Registrant listed Above	March 28, 2000

/s/ JOHN A. EDWARDSON John A. Edwardson	Director of the Co-Registrant listed Above	March 28, 2000

/s/ ROBERT E.T. LACKEY Robert E.T. Lackey	Director of the Co-Registrant listed Above	March 28, 2000

/s/ JOHN D. O’BRIEN John D. O’Brien	Director of the Co-Registrant listed Above	March 28, 2000

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Co-Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 28th day of March, 2000.

LOOMIS, FARGO & CO., a Texas corporation

/S / JAMES K. JENNINGS , JR .
BY:
James K. Jennings, Jr.
Executive Vice President and Chief Financial Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FREDERICK B. HEGI , JR . Frederick B. Hegi, Jr.	Chairman of the Board, and Director of the Co-Registrant listed above	March 28, 2000

/s/ JAMES B. MATTLY James B. Mattly	President, Chief Executive Officer and Director of the Co-Registrant listed above (Principal Executive Officer)	March 28, 2000

/s/ JAMES K. JENNINGS , JR . James K. Jennings, Jr.	Executive Vice President and Chief Financial Officer of the Co-Registrant listed above (Principal Financial and Accounting Officer)	March 28, 2000

/s/ JAY I. APPLEBAUM Jay I. Applebaum	Director of the Co-Registrant listed Above	March 28, 2000

/s/ JAMES T. CALLIER , JR . James T. Callier, Jr.	Director of the Co-Registrant listed Above	March 28, 2000

/s/ JOHN A. EDWARDSON John A. Edwardson	Director of the Co-Registrant listed Above	March 28, 2000

/s/ ROBERT E.T. LACKEY Robert E.T. Lackey	Director of the Co-Registrant listed Above	March 28, 2000

/s/ JOHN D. O’BRIEN John D. O’Brien	Director of the Co-Registrant listed Above	March 28, 2000

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Co-Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 28th day of March, 2000.

LOOMIS, FARGO & CO. OF PUERTO RICO

BY: /S / JAMES K. JENNINGS , JR .
James K. Jennings, Jr.
Executive Vice President and Chief Financial Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FREDERICK B. HEGI , JR . Frederick B. Hegi, Jr.	Chairman of the Board, and Director of the Co-Registrant listed above	March 28, 2000

/s/ JAMES B. MATTLY James B. Mattly	President, Chief Executive Officer and Director of the Co-Registrant listed above (Principal Executive Officer)	March 28, 2000

/s/ JAMES K. JENNINGS , JR . James K. Jennings, Jr.	Executive Vice President and Chief Financial Officer of the Co-Registrant listed above (Principal Financial and Accounting Officer)	March 28, 2000

/s/ JOHN A. EDWARDSON John A. Edwardson	Director of the Co-Registrant listed Above	March 28, 2000

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE EXCHANGE ACT.

No annual report or proxy material has been or will be sent to security holders of the registrants.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance At Beginning of Period	Additions		Deductions(1)	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
Deducted from asset account—allowance for doubtful accounts:
Year ended December 31, 1997	$ 308	$ 708	—	$ 516	$ 500
Year ended December 31, 1998	500	2,229	—	505	2,224
Year ended December 31, 1999	2,224	(256)	—	656	1,312

(1)	Uncollectible accounts written off, net of recoveries.