Form 10-Q
period 2000-03-31
LOOMIS FARGO & CO; LFC HOLDING CORP /NEW; LOOMIS FARGO & CO /TX/; LOOMIS FARGO & CO OF PUERTO RICO
filed 2000-05-04
CIK 1037120, 1039721, 1039727, 1039728

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO
SECTION 13 OR SECTION 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

           Registrants’ telephone number, including area code: (713) 435-6700

          Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          As of May 2, 2000, 10,000,000 shares of the Common Stock, $0.01 par value, of Loomis, Fargo & Co.; 2,652,705 shares of the Class A Common Stock, $0.01 par value, of LFC Holding Corporation; 1,000 shares of the Common Stock, $10.00 par value, of Loomis, Fargo & Co. (a Texas corporation); and 250 shares of Common Stock, no par value, of Loomis, Fargo & Co. of Puerto Rico, were outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Loomis, Fargo & Co.

Consolidated Balance Sheets

(Unaudited, in thousands)

Assets	March 31, 2000	December 31, 1999
Current assets:
Cash and cash equivalents	$ 4,255	$ 3,905
Accounts receivable, net	23,408	25,757
Prepaid expenses and other current assets	6,029	4,915

Total current assets	33,692	34,577

Property and equipment, net	47,125	46,744
Deferred taxes, net	7,043	6,823
Intangible assets, net	95,238	96,468
Other assets, net	3,242	3,445

Total Assets	$186,340	$188,057

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$ 18,449	$ 18,937
Accrued expenses and other current liabilities	29,630	29,501
Current portion, long-term debt—affiliates	—	2,904
Current portion, capital lease obligations	221	292

Total current liabilities	48,300	51,634

Long-term liabilities:
Long-term debt	129,700	128,700
Capital lease obligations	25	37
Other long-term liabilities	10,351	10,796

Total long-term liabilities	140,076	139,533

Stockholders’ deficit:
Common stock	100	100
Additional paid-in capital	24,755	24,755
Accumulated deficit	(26,891)	(27,965)

Total stockholders’ deficit	(2,036)	(3,110)

Total liabilities and stockholders’ deficit	$186,340	$188,057

See accompanying notes.

Loomis, Fargo & Co.

Consolidated Statements of Operations

(unaudited, in thousands)

	Quarter Ended March 31,
	2000	1999
Revenues	$96,692	$94,050
Cost of operations:
Payroll and related expense	61,016	57,884
Vehicle expense	10,667	10,991
Facilities expense	4,030	4,098
Other operating expenses	15,764	16,691

	91,477	89,664

Operating income	5,215	4,386

Interest expense	3,425	3,450

Income before income taxes	1,790	936
Income taxes	716	468

Net income	$ 1,074	$ 468

See accompanying notes.

Loomis, Fargo & Co.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Quarter Ended March 31,
	2000	1999
Operating activities
Net income	$ 1,074	$ 468
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,189	3,281
Amortization of financing costs	241	241
Accretion of discount on NOL note	—	12
Deferred income taxes	357	—
Gain on disposal of property and equipment	10	12
Provision for doubtful accounts	(13)	(97)
Changes in current assets and liabilities:
Accounts receivable	2,362	(635)
Prepaid expenses and other current assets	(1,151)	(1,938)
Accounts payable	(488)	(5,660)
Accrued expenses and other liabilities	(316)	3,857

Net cash provided by (used in) operating activities	5,265	(459)

Investing activities
Acquisition of property and equipment	(2,942)	(3,866)
Proceeds from sale of property and equipment	14	27

Net cash used in investing activities	(2,928)	(3,839)

Financing activities
Net borrowings (repayments) of debt	1,000	6,900
Repayment of long-term debt—affiliates	(2,904)	—
Repayments of capital lease obligations	(83)	(119)

Net cash provided by (used in) financing activities	(1,987)	6,781

Net increase in cash and cash equivalents	350	2,483
Cash and cash equivalents at beginning of period	3,905	2,548

Cash and cash equivalents at end of period	$ 4,255	$ 5,031

See accompanying notes.

LOOMIS, FARGO & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000

NOTE 1 BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements of Loomis, Fargo & Co. (the “Company”) as of December 31, 1999 included in the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year.

           Certain prior period amounts have been reclassified to conform with the 2000 presentation.

NOTE 2 RECENT PRONOUNCEMENTS

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

          In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), which provides the staff’s views in applying generally accepted accounting principles to selected revenue recognition issues. In March 2000, the SEC issued SAB 101A, which delayed the effective date of this statement until April 1, 2000. The Company does not anticipate that SAB 101 will have a material impact on the financial statements.

NOTE 3 INCOME TAXES

          The Company continually reviews the adequacy of the valuation allowance related to deferred tax assets and reduced the reserve by $0.6 million during the quarter ended March 31, 2000. The reduction resulted from a reassessment by the Company which indicates that it is more likely than not that additional benefits will be realized. As the reduction in valuation allowance was related to purchase accounting, a corresponding reduction in goodwill resulted.

NOTE 4 SIGNIFICANT CUSTOMER

          One of the Company’s customers accounted for approximately 13% and 12% of the Company’s consolidated revenue for the quarters ended March 31, 2000 and 1999, respectively.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

           Loomis, Fargo & Co. (the “Company”) provides armored car transport services to a variety of financial, commercial, industrial and retail establishments within the United States and Puerto Rico. The Company offers secure, expedited transportation and protection for valuable commodities, provides extensive automatic teller machine (“ATM”) services, cash management and related services to financial institutions and other commercial customers. The Company also provides contract security officers to patrol and control access to customer facilities in Puerto Rico.

FORWARD-LOOKING INFORMATION

           Certain statements in this report including such terms as “believe”, “estimate”, “should”, “may”, “expect”, “anticipate” and similar expressions which are not historical are forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, the Company’s expectation as to future performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company’s expectations (“Cautionary Statements”) are disclosed in this report. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to leverage and debt service, changes in interest rates, risks inherent in the armored transport industry, general economic and business conditions, restrictions imposed by the bank credit facility, the ability to attract and retain qualified employees, environmental and other regulatory matters and future legal proceedings. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements.

RESULTS OF OPERATIONS

          The following table sets forth the Company’s consolidated results of operations expressed as a percentage of revenue.

	Quarter Ended March 31,
	2000	1999
Revenues	100.0%	100.0%
Cost of operations:
Payroll and related expense	63.1	61.5
Vehicle expense	11.0	11.7
Facilities expense	4.2	4.4
Other operating expense	16.3	17.7

Operating Income	5.4	4.7
Interest expense	3.6	3.7

Income before taxes	1.8	1.0
Income taxes	.7	.5

Net income	1.1%	.5%

           Revenues. Revenues for the first quarter of 2000 increased by approximately $2.6 million (2.8%) from last year’s corresponding period. This increase resulted from net-new business since the end of the first quarter of 1999, normal rate increases on existing business and an additional workday during the first quarter of 2000. In addition, the Company implemented a fuel fee on its transportation-related services during February 2000 as a result of fuel prices reaching nine-year highs.

           The following table analyzes revenues by type of service. The increase in the armored transport services during the quarter ended March 31, 2000 represents additional customers being serviced and the majority of the fuel fees previously discussed. The slight reduction in ATM services represents the shift of certain customers to either service their own ATMs or request the manufacturers to service their ATMs, which brought about a reduction in the amount of first-line maintenance services rendered by the Company.

	Quarter Ended March 31,		Change
	2000	1999
Traditional armored transport services	$58.7	$54.8	$3.9
ATM services	29.0	29.9	(0.9)
Cash management services	9.0	9.3	(0.3)

Total Revenue	$96.7	$94.0	$2.7

           Payroll and related expense. Payroll and related expense for the quarter ended March 31, 2000 increased by approximately $3.1 million (5.4%) from the corresponding period in 1999. The increase primarily resulted from the increased costs of providing group insurance and the strengthening of management staffing throughout the Company. As a percentage of revenue, payroll and related expense increased to 63.1% for the quarter ended March 31, 2000 from 61.5% for the comparative period in 1999. These changes reflect the business strategy of improved wages and fringe benefits throughout the Company as well as increases in the number of crew operating certain higher risk routes.

           Vehicle expense. Vehicle expense for the first quarter of 2000 decreased by approximately $0.3 million (2.9%) from the corresponding period in 1999. Vehicle expense as a percent of revenues decreased to 11.0% from 11.7% from the corresponding period in 1999. Reductions in the amounts paid for vehicle rentals, auto liability claims and related premiums were the primary cause for this reduction. These positive variances were partially offset by recent increases in the price of fuel.

           Facilities expense. Facilities expense for the first quarter of 2000, and the expense as a percent of revenue, remained relatively constant with the corresponding period in 1999.

           Other operating expenses. Other operating expenses for the first quarter of 2000 decreased by approximately $0.9 million (5.6%) from the corresponding period in 1999. Other operating expenses as a percent of revenues decreased to 16.3% from 17.7% from the corresponding period in 1999. Other operating expenses include such expenses as cargo insurance premiums and retained losses, costs of a centralized dispatch center, subcontracting costs, bad debt expense, and the testing, recruiting and training of employees. Combined cash-in-transit insurance premiums and cargo loss totals have declined by approximately $0.8 million for the first quarter of 2000 from last year’s corresponding period.

           Interest expense. Interest expense for the first quarter of 2000 remained relatively constant with the corresponding period in 1999. While the daily average borrowing under the Company’s credit facility was approximately $2.6 million lower during the first quarter of 2000 as compared to the same period in 1999, market interest rates have increased substantially as compared to the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

           Total cash and cash equivalents at March 31, 2000 and 1999 were $4.3 million and $5.0 million, respectively. Changes in cash and cash equivalents are described in the statements of cash flows, which are summarized below.
	Quarter Ended March 31,
	2000	1999
Net cash provided by (used in) operating activities	$ 5.3	$(0.5)
Net cash used in investing activities	(2.9)	(3.8)
Net cash provided by (used in) financing activities	(2.0)	6.8

Net increase in cash and cash equivalents	$ 0.4	$ 2.5

Operating Activities

          Net cash of $5.3 million was provided by operating activities during the first quarter of 2000 as compared to $0.5 million used by operating activities during the same quarter of 1999. This increase is primarily attributable to the improved operations during the quarter as reflected by a 129.5% increase in net income as well as a greater amount of accounts receivable collections during the first quarter of 2000.

Investing Activities

          In the first quarter of 2000, cash of $2.9 million was used for acquisitions of property and equipment, which primarily related to the enhancement of the Company’s fleet. Planned capital expenditures for the next twelve months are estimated to be approximately $16.0 million.

Financing Activities

          Net borrowings of $1.0 million were made on the Company’s bank credit facility during the first quarter of 2000. The Company’s average daily balance outstanding was $2.6 million less during this period than the corresponding period in 1999. The primary reason the Company was able to reduce the level of debt has been the continued focus on collections. In connection with the utilization of certain net operating losses in the 1999 Federal Income Tax return, the Company was required to make a $2.9 million payment on the long-term debt to affiliates during the first quarter of 2000.

          The Company’s balance sheet reflected a working capital deficit of $14.6 million at March 31, 2000, a decrease from the December 31, 1999 working capital deficit of $17.1 million. The Company is highly leveraged, with long-term liabilities comprising 75.2% of total liabilities and a stockholders’ deficit at March 31, 2000.

          The Company’s revolving bank credit facility provided aggregate commitments of $85.6 million at March 31, 2000. Under the facility, funds can be borrowed either for unspecified periods of time at a base rate tied to the bank’s prime rate, or for set periods of time under variable rates tied to LIBOR. The facility includes guarantees of letters of credit, of which approximately $18.8 million were outstanding at March 31, 2000. Remaining commitments available under the facility at March 31, 2000 were $22.1 million.

          The credit facility agreement includes a step-down of commitments over the final four years of the facility. By December 31, 2000, total commitments under the bank credit facility will decrease to $72.5 million. It is anticipated that letters of credit requirements, principally for casualty liabilities, should not exceed $20.0 million by December 31, 2000, leaving at least $52.5 million in available borrowing capacity. Management believes that the operating cash flow and this remaining financing commitment will be more than adequate to fund future operating needs and capital expenditures.

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

PART II—OTHER INFORMATION

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

Date: May 4, 2000
/S / JAMES K. JENNINGS , JR .
By:
James K. Jennings, Jr.
Executive Vice President and Chief Financial
Officer (Principal Financial and Accounting
Officer of the Co-registrants)