Form 10-Q
period 2000-06-30
LOOMIS FARGO & CO; LFC HOLDING CORP /NEW; LOOMIS FARGO & CO /TX/; LOOMIS FARGO & CO OF PUERTO RICO
filed 2000-08-02
CIK 1037120, 1039721, 1039727, 1039728

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

As of August 1, 2000, 10,000,000 shares of the Common Stock, $0.01 par value, of Loomis, Fargo & Co.; 2,652,705 shares of the Class A Common Stock, $0.01 par value, of LFC Holding Corporation; 1,000 shares of the Common Stock, $10.00 par value, of Loomis, Fargo & Co. (a Texas corporation); and 250 shares of Common Stock, no par value, of Loomis, Fargo & Co. of Puerto Rico, were outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

LOOMIS, FARGO & CO.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	June 30, 2000	December 31, 1999

Assets
Current assets:
Cash and cash equivalents	$ 4,239	$ 3,905
Accounts receivable, net	25,462	25,757
Prepaid expenses and other current assets	5,949	4,915

Total current assets	35,650	34,577

Property and equipment, net	47,728	46,744
Deferred taxes, net	7,521	6,823
Intangible assets, net	94,202	96,468
Other assets, net	3,010	3,445

Total Assets	$188,111	$188,057

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$ 16,984	$ 18,937
Accrued expenses and other current liabilities	29,797	29,501
Current portion, long-term debt—affiliates	—	2,904
Current portion, capital lease obligations	146	292

Total current liabilities	46,927	51,634

Long-term liabilities:
Long-term debt	132,000	128,700
Capital lease obligations	73	37
Other long-term liabilities	9,828	10,796

Total long-term liabilities	141,901	139,533

Stockholders’ deficit:
Common stock	100	100
Additional paid-in capital	24,755	24,755
Accumulated deficit	(25,572)	(27,965)

Total stockholders’ deficit	(717)	(3,110)

Total liabilities and stockholders’ deficit	$188,111	$188,057

See Accompanying Notes.

LOOMIS, FARGO & CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Revenues	$93,576	$94,802	$190,268	$188,852

Cost of operations:
Payroll and related expense	58,754	58,439	119,770	116,323
Vehicle expense	10,362	10,879	21,029	21,870
Facilities expense	4,025	4,063	8,055	8,161
Other operating expenses	14,492	16,583	30,256	33,274
Restructuring expense	482	—	482	—

	88,115	89,964	179,592	179,628

Operating income	5,461	4,838	10,676	9,224

Interest expense	3,348	3,334	6,773	6,784

Income before income taxes	2,113	1,504	3,903	2,440

Income taxes	794	752	1,510	1,220

Net income	$ 1,319	$ 752	$ 2,393	$ 1,220

See Accompanying Notes.

LOOMIS, FARGO & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2000	1999
Operating activities
Net income	$ 2,393	$ 1,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	6,291	6,457
Amortization of financing costs	342	482
Accretion of discount on NOL note	—	12
Deferred income taxes	263	1,092
Gain on disposal of property and equipment	(12)	(28)
Provision for doubtful accounts	(131)	(379)
Changes in current assets and liabilities:
Accounts receivable	426	4,549
Prepaid expenses and other current assets	(940)	(1,883)
Accounts payable	(1,953)	(2,699)
Accrued expenses and other liabilities	(672)	6,922

Net cash provided by operating activities	6,007	15,745

Investing activities
Acquisition of property and equipment	(6,218)	(8,089)
Proceeds from sale of property and equipment	259	97

Net cash used in investing activities	(5,959)	(7,992)

Financing activities
Net borrowings of debt	3,300	2,888
Repayment of long-term debt—affiliates	(2,904)	(3,084)
Repayments of capital lease obligations	(110)	(221)

Net cash provided by (used in) financing activities	286	(417)

Net increase in cash and cash equivalents	334	7,336
Cash and cash equivalents at beginning of period	3,905	2,548

Cash and cash equivalents at end of period	$ 4,239	$ 9,884

See Accompanying Notes.

LOOMIS, FARGO & CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000

NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and footnotes of Loomis, Fargo & Co. (the “Company”) as of December 31, 1999 included in the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

Certain prior period amounts have been reclassified to conform with the 2000 presentation.

NOTE 2.    RECENT PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS No. 133 requires that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. In June 1999, the Financial Accounting Standards Board delayed the effective date of SFAS 133, requiring the Company to adopt SFAS 133 effective January 1, 2001. The Company does not anticipate that the new standard will have a material impact on the financial statements.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which provides the staff’s views in applying generally accepted accounting principles to selected revenue recognition issues. In June 2000, the SEC issued SAB 101B, which delayed the effective date of this bulletin until October 1, 2000. The Company does not anticipate that the new standard will have a material impact on the financial statements.

In March 2000, the FASB issued interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, which poses and answers questions dealing with Accounting Principles Board Opinion No. 25 (APB 25). The Interpretation will be applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000 with some exceptions. The Company does not anticipate that the new standard will have a material impact on the financial statements.

NOTE 3.    AMENDMENT TO CREDIT FACILITY

Prior to June 26, 2000, the Company’s revolving bank credit facility included commitment reductions over the final four years of the facility. On June 26, 2000, an amendment to the revolving bank credit facility was executed which removed all remaining commitment reductions and extended the termination date from January 2002 to April 2002, at a cost of $0.1 million.

NOTE 4.    RESTRUCTURING EXPENSE

The Company restructured its operations from five divisions to four divisions during the second quarter of 2000. The restructuring expense, approximately 50% of which has been paid, primarily relates to expenditures for severance pay to nine division employees whose positions were eliminated during the quarter.

NOTE 5.    INCOME TAXES

The Company continually reviews the adequacy of the valuation allowance related to deferred tax assets and reduced the reserve by $0.9 million during the quarter ended June 30, 2000. The reduction resulted from a reassessment by the Company, which indicates that it is more likely than not that additional benefits will be realized. Of the total decrease, $0.4 million resulted in the reduction of goodwill related to purchase accounting and the remainder resulted in a reduction to income tax expense.

NOTE 6.    SIGNIFICANT CUSTOMER

One of the Company’s customers accounted for approximately 14% and 13% of the Company’s consolidated revenue for the six months ended June 30, 2000 and 1999, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FORWARD-LOOKING INFORMATION

Certain statements in this report including such terms as “believe”, “estimate”, “should”, “may”, “expect”, “ anticipate” and similar expressions which are not historical are forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, the Company’s expectation as to future performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company’s expectations (“Cautionary Statements”) are disclosed in this report. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to leverage and debt service, changes in interest rates, risks inherent in the armored transport industry, general economic and business conditions, restrictions imposed by the bank credit facility, the ability to attract and retain qualified employees, environmental and other regulatory matters and future legal proceedings. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements.

RESULTS OF OPERATIONS

The following table sets forth the Company’s consolidated results of operations expressed as a percentage of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of operations:
Payroll and related expense	62.8	61.6	62.9	61.6
Vehicle expense	11.1	11.5	11.1	11.6
Facilities expense	4.3	4.3	4.2	4.3
Other operating expense	15.5	17.5	15.9	17.6
Restructuring expense	0.5	—	0.3	—

Operating Income	5.8	5.1	5.6	4.9

Interest expense	3.6	3.5	3.5	3.7

Income before taxes	2.2	1.6	2.1	1.2
Income taxes	0.8	0.8	0.8	0.6

Net income	1.4%	0.8%	1.3%	0.6%

Revenues.    Revenues decreased by approximately $1.2 million (1.3%) for the three-month period ended June 30, 2000 from last year’s corresponding period, but increased by $1.4 million for the six-month period ended June 30, 2000 from last year’s corresponding period.

The following table analyzes revenues by type of service. The increase in the armored transport services represents additional customers being serviced as well as normal rate increases to existing customers. With respect to the ATM revenue, long-term revenue management initiatives and partnerships with certain ATM manufacturers resulted in a shift in the business mix of certain customers, resulting in reduced ATM services. Management believes the strategic partnerships with the manufacturers will provide an opportunity for additional revenues in future periods.

As a result of the rising fuel prices, as discussed below, the Company initiated a fuel fee during February 2000 which favorably impacted the 2000 revenues when comparing them to the respective 1999 periods.

	Three Months Ended June 30,			Six Months Ended June 30,
	2000	1999	Change	2000	1999	Change
	(in millions)
Traditional armored transport services	$57.6	$55.0	$ 2.6	$116.3	$109.8	$ 6.5
ATM services	26.5	30.3	(3.8)	55.5	60.3	(4.8)
Cash management services	9.5	9.5	—	18.5	18.8	(0.3)

Total Revenue	$93.6	$94.8	$(1.2)	$190.3	$188.9	$ 1.4

Payroll and related expense.    Payroll and related expense increased by approximately $0.3 million (0.5%) and $3.4 million (3.0%) for the respective three and six-month periods ended June 30, 2000 from the corresponding periods in 1999. As a percent of revenue, payroll and related expense increased to 62.8% and 62.9% for the respective three and six-month periods ended June 30, 2000 from 61.6% for both of the comparative periods in 1999. Factors responsible for the increase include the business strategy of improved wages and fringe benefits throughout the Company as well as increases in the number of crew operating certain higher risk routes.

Vehicle expense.    Vehicle expense decreased by approximately $0.5 million (4.8%) and $0.8 million (3.8%) for the respective three and six months ended June 30, 2000 from the corresponding periods in 1999. Vehicle expense as a percent of revenue decreased to 11.1% for both the respective three and six-month periods of 2000 from 11.5% and 11.6% for the corresponding periods in 1999. These decreases were achieved despite fuel prices rising by approximately 32.0% and 39.0% during the three and six-month periods ended June 30, 2000, respectively. The continued restructuring of routes and the integration of armored and ATM routes have produced the majority of this favorable variance.

Facilities expense.    Facilities expense and the expense as a percent of revenue, for the three and six-month periods of 2000, remained relatively constant with the corresponding periods in 1999.

Other operating expenses.    Other operating expenses decreased by approximately $2.1 million (12.6%) and $3.0 million (9.1%) for the respective three and six-month periods ended June 30, 2000 from the corresponding periods in 1999. Other operating expenses as a percent of revenues decreased to 15.5% and 15.9% for the respective three and six-month-periods ended June 30, 2000 from 17.5% and 17.6% for the corresponding periods in 1999. Other operating expenses include such expenses as cargo insurance premiums and retained losses, costs of a centralized dispatch center, subcontracting costs and the testing, recruiting and training of employees. The decreases in other operating expenses are partially a result of the decline in combined cash-in-transit insurance premiums and cargo loss totals during the three and six-month periods ending June 30, 2000. In addition, the Company lowered its expenditures for recruiting and hiring by reducing employee turnover by approximately 5.0% during these periods.

Restructuring Expense.    Restructuring expenses totaling $0.5 million were recorded in the second quarter of 2000 related to the transition from five divisions to four divisions. The operating income margins, prior to these expenses, were 6.4% and 5.9% during the three and six-month periods ended June 30, 2000 compared to 5.1% and 4.9% during the corresponding periods in 1999.

Interest expense.    Interest expense and the expense as a percent of revenue for the three and six-month periods of 2000 remained relatively unchanged from the corresponding periods in 1999. While the average interest rates increased during 2000, the Company was able to maintain a relatively constant amount of interest expense. This was a result of the daily average borrowings under the Company’s credit facility decreasing by approximately $3.5 million and $3.0 million for the respective three and six-month periods ended June 30, 2000 from the corresponding periods in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents at June 30, 2000 and 1999 were $4.2 million and $9.9 million, respectively. Changes in cash and cash equivalents are described in the statements of cash flows, which are summarized below.

	Six Months Ended June 30,
	2000	1999
	(in millions)
Net cash provided by operating activities	$ 6.0	$15.7
Net cash used in investing activities	(6.0)	(8.0)
Net cash provided by (used in) financing activities	0.3	(0.4)

Net increase in cash and cash equivalents	$ 0.3	$ 7.3

OPERATING ACTIVITIES

Net cash of $6.0 million was provided by operating activities during the first six months of 2000 as compared to $15.7 million during the same period of 1999. This decrease is primarily attributable to the significant improvement made in collection of accounts receivable during 1999 and timing of payments for routine expenditures such as payroll.

INVESTING ACTIVITIES

In the first six months of 2000, cash of $6.0 million was used for acquisitions of property and equipment, which primarily related to the enhancement of the Company’s fleet. Planned capital expenditures for the next twelve months are estimated to be approximately $16.0 million.

FINANCING ACTIVITIES

Net borrowings of $3.3 million were made on the Company’s bank credit facility during the first six months of 2000. The Company’s average daily balance outstanding was $3.0 million less during this period than the corresponding period in 1999. The primary reasons the Company was able to reduce the level of debt have been the favorable results of operations and the continued focus on collections. In connection with the utilization of certain net operating losses in the 1999 Federal Income Tax return, the Company made a final payment, totaling $2.9 million, on the long-term debt to affiliates during the first quarter of 2000.

The Company’s balance sheet reflected a working capital deficit of $11.3 million at June 30, 2000, an improvement from the December 31, 1999 working capital deficit of $17.1 million. The Company is highly leveraged, with long-term liabilities comprising 75.4% of total liabilities and stockholders’ deficit at June 30, 2000.

The Company’s revolving bank credit facility provided aggregate commitments of $85.6 million at June 30, 2000. Under the facility, funds can be borrowed either for unspecified periods of time at a base rate tied to the bank’s prime rate, or for set periods of time under variable rates tied to LIBOR. The facility includes letters of credit, of which approximately $18.8 million were outstanding at June 30, 2000. Remaining commitments available under the facility at June 30, 2000 were $20.0 million.

Prior to June 26, 2000, the Company’s revolving bank credit facility included commitment reductions over the final four years of the facility. On June 26, 2000, an amendment to the revolving bank credit facility was executed which removed all remaining commitment reductions and extended the termination date from January 2002 to April 2002, at a cost of $0.1 million. It is anticipated that letters of credit requirements, principally for casualty liabilities, should not exceed $20.0 million by December 31, 2000, leaving at least $65.6 million in available borrowing capacity. Management believes that the operating cash flow and this remaining financing commitment will be adequate to fund operating needs and capital expenditures during the next twelve months and for the foreseeable future beyond twelve months.

PART II OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

3.1	Certificate of Incorporation of Loomis, Fargo & Co. (Delaware), as amended.(1)

3.2	Bylaws of Loomis, Fargo & Co. (Delaware).(1)

3.3	Certificate of Incorporation of LFC Holding Corporation, as amended.(1)

3.4	Bylaws of LFC Holding Corporation, as amended.(1)

3.5	Articles of Incorporation of Loomis, Fargo & Co. (Texas), as amended.(1)

3.6	Bylaws of Loomis, Fargo & Co. (Texas), as amended.(1)

3.9	Amended and Restated Articles of Incorporation of Loomis, Fargo & Co. of Puerto Rico, as amended.(1)

3.10	Bylaws of Loomis, Fargo & Co. of Puerto Rico.(1)

4.1	Indenture, dated as of January 24, 1997, among Loomis, Fargo & Co. (Delaware), as Issuer, LFC Holding Corporation, Loomis, Fargo & Co. (Texas), LFC Armored of Texas Inc. (formerly known as Wells Fargo Armored Service Corporation of Texas), and Loomis, Fargo & Co. of Puerto Rico (formerly known as Wells Fargo Armored Service Corporation of Puerto Rico), as Guarantors, and Marine Midland Bank, as trustee.(1)

4.2	Form of New Note (included in Exhibit 4.1, Exhibit A-3).(1)

10.1	Second Amendment, dated as of June 26, 2000, to the Credit Agreement dated as of January 24, 1997.*

27.1	Financial Data Schedule for Loomis, Fargo & Co.*

*	Filed herewith
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

Date: August 2, 2000
By:	/s/ James K. Jennings, Jr.
James K. Jennings, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer of the Co-registrants)