Form 10-Q
period 2000-09-30
LOOMIS FARGO & CO; LFC HOLDING CORP /NEW; LOOMIS FARGO & CO /TX/; LOOMIS FARGO & CO OF PUERTO RICO
filed 2000-11-03
CIK 1037120, 1039721, 1039727, 1039728

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

LOOMIS, FARGO & CO.
(Exact name of registrant as specified in its charter)

Delaware	333-24689	76-0521092
(State or other jurisdiction)	(Commission File Number)	(IRS Employer Identification No.)

File No. 333-24689-01	File No. 333-24689-02	File No. 333-24689-04
LFC Holding Corporation	Loomis, Fargo & Co.	Loomis, Fargo & Co. of Puerto Rico
(Exact Name of Registrant as Specified in its Charter)	(Exact Name of Registrant as Specified in its Charter)	(Exact Name of Registrant as Specified in its Charter)

Delaware	Texas	Tennessee
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)

75-2371825	75-0117200	66-0215016
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

2500 CityWest Blvd., Suite 900 Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

Registrants’ telephone number, including area code: (713) 435-6700

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of November 2, 2000, 10,000,000 shares of the Common Stock, $0.01 par value, of Loomis, Fargo & Co.; 2,652,705 shares of the Class A Common Stock, $0.01 par value, of LFC Holding Corporation; 1,000 shares of the Common Stock, $10.00 par value, of Loomis, Fargo & Co. (a Texas corporation); and 250 shares of Common Stock, no par value, of Loomis, Fargo & Co. of Puerto Rico, were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Loomis, Fargo & Co.
Consolidated Balance Sheets
(Unaudited, in thousands)

	September 30, 2000	December 31, 1999
Assets
Current assets:
Cash and cash equivalents	$ 2,962	$ 3,905
Accounts receivable, net	26,581	25,757
Prepaid expenses and other current assets	5,758	4,915

Total current assets	35,301	34,577

Property and equipment, net	50,775	46,744
Deferred taxes, net	8,017	6,823
Intangible assets, net	92,784	96,468
Other assets, net	2,635	3,445

Total assets	$189,512	$188,057

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$ 13,958	$ 18,937
Accrued expenses and other current liabilities	31,229	29,501
Current portion, long-term debt—affiliates	—	2,904
Current portion, capital lease obligations	70	292

Total current liabilities	45,257	51,634

Long-term liabilities:
Long-term debt	133,650	128,700
Capital lease obligations	51	37
Other long-term liabilities	9,891	10,796

Total long-term liabilities	143,592	139,533

Stockholders’ equity (deficit):
Common stock	100	100
Additional paid-in capital	24,755	24,755
Accumulated deficit	(24,192)	(27,965)

Total stockholders’ equity (deficit)	663	(3,110)

Total liabilities and stockholders’ equity (deficit)	$189,512	$188,057

See Accompanying Notes.

Loomis, Fargo & Co.
Consolidated Statements of Operations
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Revenues	$93,248	$94,665	$283,516	$283,517
Cost of operations:
Payroll and related expense	58,179	58,392	177,949	174,715
Vehicle expense	10,331	10,402	31,360	32,272
Facilities expense	4,033	4,205	12,088	12,366
Other operating expenses	15,181	16,718	45,437	49,992
Restructuring expense	—	—	482	—

	87,724	89,717	267,316	269,345

Operating income	5,524	4,948	16,200	14,172

Interest expense	3,465	3,426	10,238	10,210

Income before income taxes	2,059	1,522	5,962	3,962
Income taxes	679	761	2,189	1,981

Net income	$ 1,380	$ 761	$ 3,773	$ 1,981

See Accompanying Notes.

Loomis, Fargo & Co.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2000	1999
Operating activities
Net income	$ 3,773	$ 1,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	9,509	9,648
Amortization of financing costs	587	722
Accretion of discount on NOL note	—	12
Deferred income taxes	538	1,777
Gain on disposal of property and equipment	(8)	(49)
Provision for doubtful accounts	(89)	(326)
Changes in current assets and liabilities:
Accounts receivable	(735)	4,649
Prepaid expenses and other assets	(619)	(1,434)
Accounts payable	(4,979)	(5,877)
Accrued expenses and other liabilities	823	2,378

Net cash provided by operating activities	8,800	13,481

Investing Activities
Acquisition of property and equipment	(11,802)	(11,901)
Proceeds from sale of property and equipment	274	102

Net cash used in investing activities	(11,528)	(11,799)

Financing activities
Net borrowings of debt	4,950	6,900
Repayment of long-term debt—affiliates	(2,904)	(3,096)
Repayments of capital lease obligations	(261)	(329)

Net cash provided by financing activities	1,785	3,475

Net increase (decrease) in cash and cash equivalents	(943)	5,157
Cash and cash equivalents at beginning of period	3,905	2,548

Cash and cash equivalents at end of period	$ 2,962	$ 7,705

See Accompanying Notes.

LOOMIS, FARGO & CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

NOTE 1 BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and footnotes of Loomis, Fargo & Co. (the “Company”) as of December 31, 1999 included in the Form 10-K filed with the Securities and Exchange Commission on March 30, 2000. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

          Certain prior period amounts have been reclassified to conform with the 2000 presentation.

NOTE 2 RECENT PRONOUNCEMENTS

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS No. 133 requires that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. In June 1999, the Financial Accounting Standards Board delayed the effective date of SFAS 133, requiring the Company to adopt SFAS 133 effective January 1, 2001. The Company does not anticipate that the new standard will have a material impact on its financial statements.

          In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which provides the staff’s views in applying generally accepted accounting principles to selected revenue recognition issues. The new standard, which was adopted by the Company effective October 1, 2000, did not have a material impact on these financial statements.

          In March 2000, the FASB issued interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, which poses and answers questions dealing with the application of Accounting Principles Board Opinion No. 25 (APB 25). The Interpretation will be applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, with some exceptions. The adoption of this interpretation did not have a material impact on these financial statements.

NOTE 3 AMENDMENT TO CREDIT FACILITY

          Prior to June 26, 2000, the Company’s revolving bank credit facility included commitment reductions over the final four years of the facility. On June 26, 2000, an amendment to the revolving bank credit facility was executed which removed all remaining commitment reductions and extended the termination date from January 2002 to April 2002, at a cost of $0.1 million.

NOTE 4 RESTRUCTURING EXPENSE

          The Company restructured its operations from five divisions to four divisions during the second quarter of 2000. The restructuring expense, approximately 69% of which has been paid, primarily relates to expenditures for severance pay to nine division employees whose positions were eliminated during the quarter.

NOTE 5 INCOME TAXES

          The Company continually reviews the adequacy of the valuation allowance related to deferred tax assets and reduced the reserve by $1.2 million during the quarter ended September 30, 2000. The reduction resulted from a reassessment by the Company, which indicates that it is more likely than not that additional benefits will be realized. Of the total decrease, $0.8 million resulted in the reduction of goodwill related to purchase accounting and the remainder resulted in a reduction to income tax expense.

NOTE 6 SIGNIFICANT CUSTOMER

          One of the Company’s customers accounted for approximately 14% and 13% of the Company’s consolidated revenue for the nine months ended September 30, 2000 and 1999, respectively.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

          Loomis, Fargo & Co. (the “Company”) provides armored car transport services to a variety of financial, commercial, industrial and retail establishments within the United States and Puerto Rico. The Company offers secure, expedited transportation and protection for valuable commodities and provides extensive automatic teller machine (“ ATM”) services, cash management and related services to financial institutions and other commercial customers. The Company also provides contract security officers to patrol and control access to customer facilities in Puerto Rico.

FORWARD-LOOKING INFORMATION

          Certain statements in this report including such terms as “believe”, “estimate”, “ should”, “may”, “expect”, “anticipate” and similar expressions which are not historical are forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, the Company’s expectation as to future performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company’s expectations (“Cautionary Statements”) are disclosed in this report. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to leverage and debt service, changes in interest rates, risks inherent in the armored transport industry, general economic and business conditions, restrictions imposed by the bank credit facility, the ability to attract and retain qualified employees, environmental and other regulatory matters and future legal proceedings. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements.

RESULTS OF OPERATIONS

          The following table sets forth the Company’s consolidated results of operations expressed as a percentage of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of operations:
Payroll and related expense	62.4	61.7	62.8	61.6
Vehicle expense	11.1	11.0	11.0	11.4
Facilities expense	4.3	4.4	4.3	4.4
Other operating expense	16.3	17.7	16.0	17.6
Restructuring expense	—	—	0.2	—

Operating income	5.9	5.2	5.7	5.0

Interest expense	3.7	3.6	3.6	3.6

Income before taxes	2.2	1.6	2.1	1.4

Income taxes	0.7	0.8	0.8	0.7

Net income	1.5%	0.8%	1.3%	0.7%

          Revenues. Revenues decreased by approximately $1.5 million (1.6%) for the three-month period ended September 30, 2000 from last year’s corresponding period, and remained flat for the nine-month period ended September 30, 2000 from last year’s corresponding period.

           The following table analyzes revenues by type of service. The increase in the armored transport services represents additional customers being serviced as well as additional services and normal rate increases to existing customers. With respect to the ATM revenue, a change in service requirements by certain customers resulted in a reduction in such revenue, which occurred early in the year. Management believes that ongoing efforts of the Company’s sales force will continue to increase the ATM services line, as reflected by the slight increase in ATM services from the second to third quarters.

          As a result of the rising fuel prices, as discussed below, the Company initiated a fuel fee during February 2000 which favorably impacted the 2000 revenues when comparing them to the respective 1999 periods. Adjustments are periodically made to the fuel fee to compensate for additional fuel price fluctuations.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2000	1999	Change	2000	1999	Change
Traditional armored transport services	$57.1	$55.8	$ 1.3	$173.4	$165.6	$7.8
ATM services	26.8	30.0	(3.2)	82.3	90.2	(7.9)
Cash management services	9.3	8.9	0.4	27.8	27.7	0. 1

Total Revenue	$93.2	$94.7	$(1.5)	$283.5	$283.5	$—

          Payroll and related expense. Payroll and related expense decreased by approximately $0.2 million (0.4%) for the three month period and increased $3.2 million (1.9%) for the nine-month period ended September 30, 2000 from the corresponding periods in 1999. As a percent of revenue, payroll and related expense increased to 62.4% and 62.8% for the respective three and nine-month periods ended September 30, 2000 from 61.7% and 61.6% for the corresponding periods in 1999. Factors responsible for the increase include the continued strengthening of management staffing, the business strategy of improved wages and fringe benefits, as well as increases in the number of crew operating certain higher risk routes.

          Vehicle expense. Vehicle expense decreased by approximately $0.1 million (0.7%) and $0.9 million (2.8%) for the respective three and nine months ended September 30, 2000 from the corresponding periods in 1999. Vehicle expense as a percent of revenue remained relatively constant for the quarter ended September 30, 2000 with the corresponding period in 1999 and decreased to 11.0% for the nine months ended September 30, 2000 from 11.4% for the corresponding period in 1999. Reductions in the amounts paid for vehicle rentals and auto liability claims were the primary cause for this reduction. This decrease was achieved despite fuel prices rising by approximately 29.0% and 35.0% during the three and nine-month periods ended September 30, 2000, respectively.

          Facilities expense. Facilities expense decreased by approximately $0.2 million (4.1%) and $0.3 million (2.2%) for the respective three and nine-month periods ended September 30, 2000 from the corresponding periods in 1999. Facilities expense as a percent of revenue, for the three and nine-month periods of 2000, remained relatively constant with the corresponding periods in 1999.

          Other operating expenses. Other operating expenses decreased by approximately $1.5 million (9.2%) and $4.6 million (9.1%) for the respective three and nine-month periods ended September 30, 2000 from the corresponding periods in 1999. Other operating expenses as a percent of revenue decreased to 16.3% and 16.0% for the respective three and nine-month periods ended September 30, 2000 from 17.7% and 17.6% for the corresponding periods in 1999. Other operating expenses include such expenses as cargo insurance premiums and retained losses, costs of a centralized dispatch center, subcontracting costs and the testing, recruiting and training of employees. The decreases in other operating expenses are partially a result of a reduction in both ATM service revenue and expenses. Secondly, cost reduction efforts initiated earlier in the year have resulted in reduced travel costs, training, recruiting and hiring, and general office expenses. In addition, combined cash-in-transit insurance premiums and cargo loss totals have declined during the nine-month period ending September 30, 2000.

           Restructuring Expense. Restructuring expenses totaling $0.5 million were recorded in the second quarter of 2000 related to the transition from five geographic divisions to four. The operating income margins, prior to these expenses, were 5.9% during the nine-month period ended September 30, 2000 compared to 5.0% during the corresponding period in 1999.

          Interest expense. Interest expense and the expense as a percent of revenue for the three and nine-month periods of 2000 remained relatively unchanged from the corresponding periods in 1999. While the average interest rates increased during 2000, the Company was able to maintain a relatively constant amount of interest expense. This was a result of the daily average borrowings under the Company’s credit facility decreasing by approximately $0.3 million and $2.1 million for the respective three and nine-month periods ended September 30, 2000 from the corresponding periods in 1999.

LIQUIDITY AND CAPITAL RESOURCES

          Total cash and cash equivalents at September 30, 2000 and 1999 were $3.0 million and $7.7 million, respectively. Changes in cash and cash equivalents are described in the statements of cash flows, which are summarized below.
	Nine Months Ended September 30,
(in millions)	2000	1999
Net cash provided by operating activities	$ 8.8	$13.5
Net cash used in investing activities	(11.5)	(11.8)
Net cash provided by financing activities	1.8	3.5

Net increase (decrease) in cash and cash equivalents	$(0.9)	$ 5.2

Operating Activities

          Net cash of $8.8 million was provided by operating activities during the first nine months of 2000 as compared to $13.5 million during the same period of 1999. This decrease is primarily attributable to the significant improvement made in collection of accounts receivable during 1999 and timing of payments for routine expenditures such as payroll. The successful collection efforts have continued through 2000 resulting in an improved accounts receivable portfolio; however, the month-end balances have remained more consistent.

Investing Activities

          In the first nine months of 2000, cash of $11.8 million was used for acquisitions of property and equipment, which primarily related to the enhancement of the Company’s fleet and to enhanced information technology capabilities. Planned capital expenditures for the next twelve months are estimated to be approximately $17.0 million.

Financing Activities

          Net borrowings of $5.0 million were made on the Company’s bank credit facility during the first nine months of 2000. The Company’s average daily balance outstanding was $2.1 million less during this period than the corresponding period in 1999. The primary reasons the Company was able to reduce the level of debt have been the favorable results of operations and the continued focus on collections. In connection with the utilization of certain net operating losses in the 1999 Federal Income Tax return, the Company made a final payment, totaling $2.9 million, on the long-term debt to affiliates during the first quarter of 2000. The payment was financed through the Company’s revolving bank credit facility.

          The Company’s balance sheet reflected a working capital deficit of $10.0 million at September 30, 2000, an improvement from the December 31, 1999 working capital deficit of $17.1 million. The Company is highly leveraged, with long-term liabilities comprising 75.8% of total liabilities and stockholders’ equity at September 30, 2000. The Company’s consolidated balance sheet at September 30, 2000 reflected total stockholders’ equity of $0.7 million, as compared to a stockholders’ deficit totaling $3.1 million at December 31, 1999.

           The Company’s revolving bank credit facility provided aggregate commitments of $85.6 million at September 30, 2000. Under the facility, funds can be borrowed either for unspecified periods of time at a base rate tied to the bank’s prime rate, or for set periods of time under variable rates tied to LIBOR. The facility includes letters of credit, of which approximately $17.3 million were outstanding at September 30, 2000. Remaining commitments available under the facility at September 30, 2000 were $19.7 million.

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

PART II OTHER INFORMATION

Item 4 Submission of Matters to a Vote of Security Holders.

          On August 30, 2000, by unanimous written consent of the holders of all of the outstanding capital stock of Loomis, Fargo & Co., the stockholders approved the First Amendment to Loomis, Fargo & Co. 1997 Stock Option Plan.

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
Holding Corporation, Loomis, Fargo & Co. (Texas), LFC Armored of Texas Inc. (formerly known as Wells Fargo Armored Service Corporation of Texas), and Loomis, Fargo & Co. of Puerto Rico
(formerly known as Wells Fargo Armored Service Corporation of Puerto Rico), as Guarantors, and
Marine Midland Bank, as trustee. (1)

4.2	Form of New Note (included in Exhibit 4.1, Exhibit A-3). (1)

10.1	First Amendment to Loomis, Fargo & Co. 1997 Stock Option Plan. !*

27.1	Financial Data Schedule for Loomis, Fargo & Co.*

*	Filed herewith

!	Management contract or compensatory plan or arrangement

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

Loomis, Fargo & Co. (Delaware)
LFC Holding Corporation
Loomis, Fargo & Co. (Texas)
Loomis, Fargo & Co. of Puerto Rico

Date: November 3, 2000	By: /s/ James K. Jennings, Jr.
James K. Jennings, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer of the
Co-registrants)