Form 10-K405
period 2000-12-31
LOOMIS FARGO & CO; LFC HOLDING CORP /NEW; LOOMIS FARGO & CO /TX/; LOOMIS FARGO & CO OF PUERTO RICO
filed 2001-03-27
CIK 1037120, 1039721, 1039727, 1039728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

Registrants’ telephone number (713) 435-6700

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A

          Securities registered pursuant to Section 12(g) of the Act:         None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants is zero.

          As of March 22, 2001, 10,000,000 shares of the Common Stock, $0.01 par value, of Loomis, Fargo & Co., 2,652,705 shares of the Class A Common Stock, $0.01 par value, of LFC Holding Corporation, 1,000 shares of the Common Stock, $10.00 par value, of Loomis, Fargo & Co. (a Texas Corporation), and 250 shares of Common Stock, no par value, of Loomis, Fargo & Co. of Puerto Rico, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

LOOMIS, FARGO & CO.
LFC HOLDING CORPORATION
LOOMIS, FARGO & CO. (TEXAS)
LOOMIS, FARGO & CO. OF PUERTO RICO

FORM 10-K

For the Fiscal Year Ended December 31, 2000

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

          Certain statements in this report, including such terms as “believe”, “intend”, “estimated”, “should”, “may”, “expect”, “anticipate” and similar expressions which are not historical, are forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, the Company’s expectation as to future performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company’s expectations (“Cautionary Statements”) are disclosed in this report. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to leverage and debt service, changes in interest rates, risks inherent in the armored transport industry, general economic and business conditions, restrictions imposed by the bank credit facility, the ability to attract and retain qualified employees, environmental and other regulatory matters and future legal proceedings. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements.

PART I

Item 1. Business

General

          Loomis, Fargo & Co. (“Loomis” or the “Company”) was created in January 1997 through the combination of Loomis Armored Inc. (“Loomis Armored”), a wholly-owned subsidiary of Loomis Holding Corporation and Wells Fargo Armored Service Corporation, now known as BI-Armored Service Corporation (“BI-Armored”), a wholly-owned subsidiary of Burns International Services Corporation, formerly Borg-Warner Security Corporation (“Burns International”). As a result of a cash tender offer completed September 8, 2000, Burns International is an indirect, wholly-owned subsidiary of Securitas AB.

          One of the largest cash-in-transit companies in the United States, Loomis, Fargo & Co. provides service from approximately 220 locations, employs approximately 7,200 persons, and utilizes a fleet of approximately 2,900 armored and other vehicles to provide armored ground transport services, automated teller machine (“ATM”) services, cash management and other related services to financial institutions, retail and other commercial customers. The Company serves a key role in the distribution of the nation’s money supply as one of only two armored transport companies in the United States which provides these services on a national basis, including Puerto Rico. Management believes that large financial and retail institutions are increasingly seeking vendors capable of providing cash distribution and management services on a national basis. Accordingly, management believes the Company is favorably positioned to benefit from the continued proliferation of ATM’s and accelerating trend of major financial and retail institutions towards outsourcing cash management and related services.

          The Company continues to emphasize management values intensely focused on employee loyalty and risk management at the core of a service delivery system dedicated to achieving results for its customers. Management believes that by delivering this management strategy with its national operating network, the Company is well positioned to capitalize on the numerous opportunities developing in the cash-in-transit industry.

The Industry and Company Services

          The U.S. cash-in-transit industry consists of two national companies and over 100 regional and local companies. Management estimates that the total market size, excluding services performed in-house by financial institutions and retail business, is nearly $2 billion. The industry provides a variety of services, which can be categorized as (i) armored ground transportation of cash and other valuables, (ii) ATM services and (iii) cash management and related services.

          Armored Ground Transportation. Armored ground transportation is the largest sector of the cash-in-transit industry and has historically represented the core service provided by the industry. Armored transportation services represented approximately 61.1%, 58.8% and 58.9% of the Company’s revenues during 2000, 1999 and 1998, respectively. Armored vehicles transport currency and other valuables between commercial enterprises and banks, between banks, and from the Federal Reserve Banks to commercial banks. Management estimates that approximately one-half of ground transportation revenues in the industry are generated from financial institutions. Other customers of ground transportation services include a wide range of commercial establishments as well as governmental entities.

          Typically, ground transportation services have been provided by a two-person crew, comprised of a driver and a guard, operating in an armored vehicle. At each stop, the guard exits the vehicle to pick up or deliver cargo, usually currency and/or coin, while the driver remains inside the vehicle. In higher risk areas, the Company utilizes supplemental security measures, including enhanced crew complements. The guard receives the cargo in a sealed bag bearing a tag indicating the amount of cash and other valuables the bag is said to contain. The sealed bag is ultimately delivered to its destination without being opened while in the custody of the armored carrier. The Company schedules routes for each armored vehicle to maximize the efficiency of the deliveries and pick-ups throughout the day.

          The cash-in-transit industry provides customers a logistical service in transporting cash as well as a form of insurance by accepting the risk of cargo and casualty losses. Until the early 1990’s, cash-in-transit insurance for armored transport service providers was relatively easy to obtain, in part because armored carriers were not frequently targeted by criminals; thus, carriers were able to pass most of the risk to insurance companies. Accordingly, the economics of the industry were based largely on routing efficiency or density and effective cost control. Quality of service was evaluated primarily by timeliness of pick-up and delivery. Generally, risk management, while important, was not a crucial service differentiator as long as the carrier maintained adequate insurance. By the early 1990s, however, armored vehicles had increasingly become targets of armed robbery, particularly on the east and west coasts. As a result, cash-in-transit insurers suffered substantial losses and the cost of cash-in-transit insurance increased significantly for large carriers, forcing retention of greater risk.

          Reflecting these developments, quality risk management has become increasingly important from both a cost and marketing perspective. While the cost reduction benefits of an effective risk management program are clear for the armored carrier, they are even more significant to the customer, particularly banking customers. In the event of an armed robbery at the customer’s place of business, the customer will suffer a business disruption and may be liable should one of its employees, customers or a bystander become injured. An armored carrier that can help prevent or avoid an incident may save its customer from incurring a multi-million dollar liability. Consequently, the importance of a strong comprehensive risk management program is increasingly evident as a primary component of service quality.

          ATM Services. ATM services have represented the fastest growing sector of the cash-in-transit industry in recent years and comprised 29.0%, 31.5% and 30.5% of the Company’s revenues during 2000, 1999 and 1998, respectively. This segment of the industry is expected by the Company to continue to grow moderately over the next several years. The growth in this line of business has been driven by a fundamental change in the retail delivery channel strategy of banks in the United States as traditional, full service bank branches are replaced by ATMs, drive-through service centers and banks located in supermarkets and other non-traditional locations. Each individual point of distribution represents a potential service location and revenue opportunity to the cash-in-transit industry. Additionally, many ATM owners continue to outsource the servicing and maintenance of ATM locations formerly serviced and maintained internally, resulting in further growth prospects for this portion of the cash-in-transit industry. As ATMs and other remote banking services expand, the Company is positioned to capitalize on business opportunities in this field. As a leading provider of ATM services in the United States, the Company believes that its experience, customer relationships, and national infrastructure will enable the Company to increase its revenues.

          ATM services consist of cash replenishment, deposit pick-up, and first-line and second-line maintenance services. Cash replenishment and deposit pick-up at ATM locations is substantially similar to normal ground transportation services with respect to the transport of cash. However, the servicing of ATM locations involves a greater degree of mechanical proficiency in that guards are required to disarm and reset alarms, change bill cassettes and perform various other administrative and mechanical tasks. First-line maintenance services involve correction of simple non-technical problems such as dislodging jammed bills and cards and refilling receipt paper, and are frequently provided by cash-in-transit carriers. Second-line maintenance services consist of more complex technical ATM repairs and often require specialized training, diagnostic equipment and an inventory of parts.

          The Company utilizes a proprietary centralized automated dispatch system to coordinate ATM servicing nationwide. The system coordinates customer requests, directs field technicians throughout the country and provides detailed service confirmation data. In addition, on many ATMs, the automated system controls the ATM security access codes, providing such codes to technicians only upon receipt of proper identification.

           The frequency of cash replenishment of ATMs varies depending upon consumer use of an ATM location. High traffic ATM locations may require cash replenishment on a daily basis whereas low traffic locations may require service only once per week or once per month. Deposit pick-ups at ATM locations that process banking deposits are typically executed on a daily basis. First-line and second-line maintenance calls are less predictable than cash replenishment and deposit pick-ups, but require the same level of prompt attention as scheduled ATM services to minimize machine downtime.

          Cash Management and Related Services. Cash management and related services cover a wide array of activities primarily including deposit processing and consolidation, inventory management, change order preparation and coin wrapping. In addition, this category includes more passive activities such as secured storage of currency, computer chips and other valuables. Cash management and related services represented approximately 9.9%, 9.7% and 10.6% of the Company’s revenues during 2000, 1999 and 1998, respectively. While cash management and related services currently represent a relatively small portion of the Company’s and industry’s revenues, this market is expected to expand over the next several years as banks and other financial institutions accelerate the trend toward outsourcing such services. The Company also provides contract security officers to patrol and control access to customer facilities in Puerto Rico.

          Significant Customer. During 1998, two of the Company’s customers merged. This merged customer accounted for approximately 14.0%, 13.0% and 10.0% of the Company’s total revenue during 2000, 1999 and 1998, respectively.

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

Business Strategy

          Management believes that Loomis, Fargo & Co. has several distinct competitive strengths within the cash-in-transit industry including a strong national service network, the leading ATM services operation, and a management team experienced in reducing cost of risk while improving cash flow and profitability. The Company’s business strategy is to capitalize on its competitive strengths by continuing to focus on the following initiatives:

          Promote the National Presence of Loomis, Fargo & Co. With services throughout the United States and Puerto Rico, the Company sees opportunities to continue to expand its business with national financial institutions and retail customers which require armored ground transport, ATM services and/or cash management and related services in numerous locations across the country. Management believes that the ability to provide nationwide service is an important factor in the cash-in-transit industry as banks expand geographically through the continued consolidation of the banking industry and as other large institutions continue the trend toward centralized purchasing of goods and services. As one of only two cash-in-transit providers in the United States with nationwide service, the Company is well positioned to augment its base of customers requiring broad geographic coverage. The Company has dedicated a segment of its sales and operations management team exclusively to serve national accounts.

          Focus on Growing ATM and Cash Management Services Market. The Company provides ATM services nationwide, making it a leading provider of ATM services in the United States. The ATM market expansion in recent years is expected to continue as the number of ATM locations, especially those in remote locations, continues to grow. This growth is supplemented by many ATM owners who continue to outsource the servicing and maintenance of ATM locations formerly serviced internally. Loomis, Fargo & Co. has also formed partnerships with certain ATM manufacturers which provide the machine and maintenance to customers while the Company provides the cash replenishment services. Management believes the market demand for cash management services will accelerate over the next several years as financial institutions, as well as commercial and retail entities, outsource additional functions. Cash inventory management, deposit/coin processing and bulk cash processing are several areas where the Company is expanding services. While upgrading its service infrastructure to enhance the total service package available to its national customers, the Company recently began offering consulting services. These consulting services are dedicated to identifying efficiencies in the entire cash distribution cycle and designing an integrated service solution drawing on the Company’s armored transport, ATM and cash management service capabilities. Management believes that the Company’s new consulting services will further enhance the ability to unlock greater value to its customers. With this broad range, management believes the Company will draw on its traditional strength in armored transport and ATM services to build upon its emerging growth in cash management services markets.

          Reduce Cost of Risk and Emphasize Risk Management Partnership with Customers. Management intends to continue increasing profitability not only by reducing the Company’s overall cost of risk but also by using a risk management partnership approach with its customers as a means of differentiating the Company from its competitors. A comprehensive risk management program which emphasizes incident avoidance and loss minimization per incident has been implemented throughout all of the Company’s operations. The program focuses on (i) employee culture and attitude, (ii) selectivity in hiring, (iii) operating procedures designed to recognize and avoid potential danger or accidents, (iv) safety and security procedures, including training in the proper use of firearms and the operation of the Company’s vehicles, (v) limits on the amounts of cash or other valuables contained in a branch or vehicle or under the control of an employee, (vi) utilization of three-person crews and surveillance or chase cars in high-risk areas, and (vii) an extensive security oversight program, including surveillance and evaluation by AMSEC International (“AMSEC”), an independent, international security firm. This risk management program produced significant cost savings with respect to cargo loss and casualty liability claims for Loomis Armored over the five years prior to the consummation of the business combination with BI-Armored and has achieved similar success since the companies were combined.

          Since the business combination in 1997, these initiatives have achieved positive results. The Company will continue to focus on these areas as well as turning more of its attention to growth through new business sales, higher customer retention and, potentially, acquisitions. To provide the quality of service necessary to enhance customer loyalty in support of this business strategy, the Company emphasizes an operating philosophy dedicated to attracting and retaining quality, loyal employees. Management believes that a loyal employee base directly contributes to reducing cost of risk and improving customer service and that the combination of selectivity in hiring, a commitment to employee training, responsibility and safety, and competitive wage and benefit packages will enable the Company to attract and retain quality, loyal employees. The Company’s voluntary employee turnover rate was less than 30% during 2000, 1999 and 1998, which reflects a significant improvement from the turnover rates before the business combination of BI-Armored.

Risk Management

          Management views the Company as a risk management partner rather than a transportation company. Cost of risk, in the form of armed robberies, other cargo losses, vehicular accidents or worker’s compensation claims and insurance premiums, represents a key component of the Company’s overall cost structure. The Company attempts to control its cost of risk by integrating risk management into all phases of its operations: corporate culture; hiring and training; customer and revenue management; operating procedures; and insurance, administration and claims management. The Company has continued to control and reduce its cost of risk with cost of risk at 5.3%, 6.1% and 7.9% of revenues during 2000, 1999 and 1998, respectively.

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

          Operating Procedures. The Company’s operating procedures are designed to avoid robberies or, in the event of a robbery, to minimize cargo losses and worker’s compensation claims. The Company has instituted many safety and security procedures, such as: (i) use of three-person crews at many locations considered high risk, (ii) utilization of chase cars and roving guards to scout high risk locations in advance of servicing and to provide unmarked surveillance, and (iii) adoption of “over the pavement” limits representing the maximum cargo a guard may carry while out of the armored vehicle, effectively limiting the amount of cargo which could be lost in the event of robbery.

          In addition, operating procedures are routinely augmented through technology updates allowing for centralized monitoring of branch openings and closings, ATM lock access controls, vehicle tracking, service performance, data analysis and various other enhancements.

          To ensure compliance with its operating procedures, the Company utilizes AMSEC, an international security consulting firm, to evaluate the operating security of branches. The AMSEC team is scheduled to review or audit the operations of each branch at least once a year. AMSEC reports each month to a committee of the Company, comprised of executive officers and senior level operations personnel, providing an effective third-party quality control function.

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

          National Accounts. National accounts represent approximately 40% of our customer base. To promote service quality and improve the depth of our relationship with national customers, the Company has a dedicated staff of senior-level sales and operations personnel who exclusively serve a very limited number of customers and prospects. These personnel promote an integrated package of ATM services, traditional armored transport services and cash management services. They work with senior-level officers of the customers to ensure that the Company is maximizing opportunities with these customers, maintaining a high quality of customer service, and identifying changes in customer needs, priorities and business strategies.

          The Company markets itself to financial institutions as the premier service provider in the cash-in-transit industry capable of providing a wide array of services on a national basis. The rapid expansion of ATMs across the nation as well as bank consolidation has compelled armored transport companies to be increasingly flexible, dependable and consistent in the delivery of services. Management believes that customers are placing greater emphasis on quality of service when making their purchase decisions than they have in the past. The Company views this development as a significant opportunity to expand and enhance the Company’s business relationships with financial institutions. To further enhance the Company’s ability to unlock greater value to its national customers, the Company recently began to offer consulting services dedicated to improve the efficiency of the entire cash distribution cycle.

          Local Customers. The local customer subgroups include community and regional depository institutions as well as regional and local retail stores, hotels and restaurants. The sale of the Company’s services at the local market level is primarily linked to the relationship established between the Company’s salesperson or branch manager and the customer’s local decision maker. The field sales force includes sales representatives located in all of the Company’s major markets who are responsible for an integral part of the Company’s growth plan. These sales representatives receive extensive training both in basic selling skills and product knowledge of all of the Company’s services. The Company emphasizes that trust, dependability and expertise are the main components in securing the customer relationship. Although senior management of the Company provides overall guidelines for pricing and growth targets, specific strategic plans are developed by the branch managers together with their branch sales and operations team.

Competition

          The cash-in-transit industry in the United States consists of two national companies (Loomis, Fargo & Co. and Pittston Brink’s) as well as numerous regional and local companies. The Company competes with all of the above types of companies in the markets it serves. However, because of the national presence and substantial resources of Pittston Brink’s, the Company believes that Pittston Brink’s is the Company’s primary competitor for many national accounts. While the Company believes its pricing of services is generally competitive, certain of its competitors offer lower prices in certain markets primarily as a result of lower employee wages and benefits, smaller crew complements and/or more limited services.

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

Environmental Matters

          The Company is subject to numerous and increasingly stringent federal, state and local laws and regulations relating to the protection of the environment as well as the storage, handling, use, emission, discharge, release or disposal of hazardous materials and solid wastes into the environment and the investigation and remediation of contamination associated with such materials. These laws include, but are not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, the Water Pollution Control Act, the Clean Air Act and the Resource Conservation and Recovery Act, as those laws have been amended and supplemented, the regulations promulgated thereunder, and any applicable state analogs. The Company’s operations are also governed by laws and regulations relating to employee health and safety. The Company believes that it is in material compliance with such applicable laws and regulations and that its current environmental controls are adequate to address existing regulatory requirements.

          As is the case with other companies engaged in similar businesses, the Company could incur costs relating to environmental compliance, including remediation costs related to historical hazardous materials handling and disposal practices at certain facilities. In the past, the Company has undertaken remedial activities to address on-site soil contamination caused by historical operations. None of these cleanups has resulted in any material liability. Currently, the Company is involved with remedial/closure activities at various locations, none of which is expected to have a material adverse effect on the Company’s operations, financial condition or competitive position. As mentioned above, however, the risk of environmental liability and remediation costs is present in the Company’s business and, therefore, there can be no assurance that material environmental costs, including remediation costs, will not arise in the future. In addition, it is possible that future developments (e.g., new regulations or stricter regulatory requirements) could result in the Company incurring material costs to comply with applicable environmental laws and regulations.

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

Employees

          As of March 22, 2001, the Company employed approximately 7,200 full-time and part-time employees, most of who are drivers and/or guards. Of these employees, approximately 1,900 are represented by labor unions. The contracts covering the Company’s unionized work force will expire at varying times over the next three years. The Company believes that its relations with its employees are good.

Item 2. Properties

          The Company’s corporate headquarters consists of leased office space located in Houston, Texas. The Company’s fleet of approximately 2,900 armored and other vehicles operates out of 221 locations which provide service throughout the United States and Puerto Rico. Of these locations, 191 are leased and 30 are owned. All of the Company’s owned properties have been pledged to secure the Company’s indebtedness under the bank credit facility. The Company believes that its properties are suitable and adequate for their intended uses. However, additional locations may be constructed as warranted in order to expand services in certain areas or to consolidate existing locations for better geographic purposes.

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

Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of 2000.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

          The Common Stock of the Company is not publicly traded, and therefore has no established market price. On March 22, 2001, there were two shareholders of record of the Company’s Common Stock. No cash dividends have been declared on the Common Stock nor does the Company anticipate paying any cash dividends on its Common Stock in the foreseeable future, and no retained earnings are available for the payment of dividends as of December 31, 2000. Furthermore, the Company is restricted under the terms of its senior credit facility and the indenture governing its senior subordinated notes from paying dividends unless certain conditions are met.

Item 6. Selected Financial Data

          The following summarizes historical financial data of Loomis, Fargo & Co., for each of the four years in the period ended December 31, 2000, the six months ended December 31, 1996, and the fiscal year in the period ended June 30, 1996.

	Year Ended December 31,				Six Months Ended December 31, 1996	Year Ended June 30, 1996
	2000	1999	1998	1997(4)
	(in millions)
Revenues	$379.7	$382.7	$384.3	$366.1	$65.8	$119.5
Income (loss) before extraordinary item	7.2	3.9	0.3	(7.8)	2.2	1.1
Total assets	198.1	188.1	191.0	219.4	43.0	39.8
Long-term obligations (1)	133.9	131.9	136.8	156.0	27.8	27.4
Other data:
EBITDA (2)	37.7	34.5	30.0	24.2	5.8	8.1
Cost of Risk (3)	20.1	23.2	30.3	34.7	4.0	10.2

(1)	Long-term obligations include debt, capital lease obligations, redeemable preferred stock and redeemable common stock options. This includes the current portion of debt and lease obligations.

(2)
EBITDA is defined as earnings before interest, taxes, depreciation and amortization and excludes an extraordinary item of $0.1 million during the year ended December 31, 1997. EBITDA is presented because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company’s ability to service and incur debt. EBITDA should not be considered in isolation from or as a substitute for net income, cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

(3)
Cost of risk is defined as the total cost of cash-in-transit insurance coverage (cargo), casualty and other insurance (worker’s compensation, automobile liability, general liability and other coverage), and surety and includes premiums, broker’s fees, administration charges, payments under deductibles provisions, collateral fees and insurance-related incentive programs.

(4)	The year ended December 31, 1997 includes the acquired operations of BI-Armored beginning January 24, 1997.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Summary

          While Loomis, Fargo & Co. reported a slight decrease in revenues for the year ended December 31, 2000, the Company attained a 15.3% improvement in operating income as well as increasing its net income to $7.2 million in 2000 from $3.9 million in 1999. The Company responded with strong control of operating costs and risk management. In spite of significant increases in the cost of fuel, vehicle expenses were reduced as a result of a strong preventative maintenance program, reduced auto liability claims and route optimization. In addition, a decline in the combined cash-in-transit insurance premiums and cargo losses, as well as the continued emphasis on collections, resulted in a significant reduction in other operating expenses.

	Year Ended December 31,
	2000	1999	1998
	(in millions)
Revenues	$379.7	$382.7	$384.3
Operating income	24.8	21.5	15.7
Net income	7.2	3.9	0.3

          The following table sets forth the Company’s consolidated results of operations expressed as a percentage of revenue.

	Year Ended December 31,
	2000	1999	1998
Revenues	100.0%	100.0%	100.0%
Cost of operations:
Payroll and related expense	62.3	61.7	60.5
Vehicle expense	11.0	11.1	12.5
Facilities expense	4.3	4.3	4.1
Other operating expenses	15.8	17.3	18.8
Restructuring expense	0.1	—	—

Operating income	6.5	5.6	4.1
Interest expense	3.6	3.6	4.0

Income before taxes	2.9	2.0	0.1
Income taxes	1.0	1.0	—

Net income	1.9%	1.0%	0.1%

      Results of Operations—2000 vs. 1999

          Revenues. Revenues decreased 0.8% to $379.7 million in 2000 from $382.7 million in 1999. The $7.0 million increase in the armored transport services represents additional customers being serviced as well as normal rate increases to existing customers. As a result of the rising fuel prices, as discussed below, the Company initiated a fuel fee during February 2000 which favorably impacted the 2000 revenues when comparing them to the respective 1999 periods. Adjustments are periodically made to the fuel fee to compensate for additional fuel price fluctuations. With respect to the $10.4 million decrease in ATM revenue, long-term revenue management initiatives have resulted in a shift in the business mix of certain customers, resulting in reduced ATM services. Management believes that ongoing efforts of the Company’s sales force will continue to increase the ATM services line, as reflected by the slight increases in ATM services during the last three quarters of 2000. Management believes this trend will continue in 2001 with ATM revenues increasing to historical levels. The following table analyzes revenues by type of service (in millions):

	Year Ended December 31,		Change
	2000	1999
Traditional armored transport services	$232.2	$225.2	$ 7.0
ATM service	110.1	120.5	(10.4)
Cash management services	37.4	37.0	0.4

Total revenue	$379.7	$382.7	$ (3.0)

          Payroll and related expense. Payroll and related expense increased 0.1% to $236.4 million in 2000 from $236.1 million in 1999. Payroll and related expense as a percent of revenue was 62.3% in 2000 compared with 61.7% in 1999. The increase resulted from the additional costs of providing group insurance and the strengthening of management staffing throughout the Company. This increase reflects the business strategy of improved wages and fringe benefits throughout the Company. These investments were offset somewhat by cost reductions achieved through reduced casualty costs as well as reduced management bonuses in 2000.

          Vehicle expense. Vehicle expense decreased 1.8% to $41.7 million in 2000 from $42.4 million in 1999. Vehicle expense as a percent of revenue was 11.0% during 2000 compared with 11.1% in 1999. Reductions in the amount of auto liability claims and related premiums totaled $0.8 million during 2000 as compared to 1999. Additionally, the amounts paid for vehicle rentals decreased due to the revenue improvement initiative previously discussed. This resulted in a reduction in the number of truck hours required to service the remaining higher quality of revenue customers. The continued restructuring of routes has also positively impacted this variance as has the continued upgrading of the Company’s fleet. These positive variances were partially offset by increases in the price of fuel that resulted in approximately $2.4 million of additional vehicle expense during 2000 compared to 1999.

          Facilities expense. Facilities expense decreased 0.8% to $16.3 million in 2000 from $16.4 million in 1999. Facilities expense as a percent of revenue was 4.3% during 2000 and 1999. This expense remained relatively constant during 2000 as there were no significant branch additions or closings.

          Other operating expenses. Other operating expenses decreased 9.2% to $60.1 million in 2000 from $66.2 million in 1999. Other operating expenses as a percent of revenue were 15.8% in 2000 compared with 17.3% in 1999. Other operating expenses included such expenses as cargo insurance premiums and retained losses, costs of a centralized dispatch center, subcontracting costs, bad debt expense, and the testing, recruiting and training of employees. The decreases in other operating expenses are partially a result of a reduction in both ATM service revenue and expenses. Secondly, cost reduction efforts initiated earlier in the year have resulted in reduced travel costs, training, recruiting and hiring, and general office expenses. Lastly, the combined cash-in-transit insurance premiums and cargo losses declined by 12.3% to $8.7 million in 2000 from $10.0 million in 1999.

           Restructuring expense. The Company restructured its operations from five geographic divisions to four divisions during the second quarter of 2000. The restructuring expense, approximately 90% of which has been paid, primarily relates to expenditures for severance pay to nine division employees whose positions were eliminated during the second quarter.

          Interest expense. Interest expense increased to $13.7 million in 2000 from $13.6 million in 1999. This slight increase resulted from higher interest rates in 2000, although the daily average borrowings under the Company’s credit facility was $1.4 million lower during 2000 as compared to 1999.

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

          Vehicle expense. Vehicle expense decreased 11.9% to $42.4 million in 1999 from $48.2 million in 1998. Vehicle expense as a percent of revenue was 11.1% during 1999 compared with 12.5% in 1998. Reductions in the amount of auto liability claims and related premiums totaled $2.1 million during 1999 as compared to 1998. Additionally, the revenue improvement initiative previously discussed resulted in a reduction in the number of truck hours required to service the remaining higher quality of revenue customers. The continued restructuring of routes has also positively impacted this variance as has the continued upgrading of the Company’s fleet. These positive variances were partially offset by increases in the price of fuel that resulted in approximately $0.8 million of additional vehicle expense during 1999 compared to 1998.

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

Liquidity and capital resources

          Total cash and cash equivalents at December 31, 2000 and 1999 were $5.2 million and $3.9 million, respectively. Changes in cash and cash equivalents are described in the statements of cash flows, which are summarized below (in millions):

	Year Ended December 31,
	2000	1999
Net cash provided by operating activities	$ 15.6	$ 22.5
Net cash used in investing activities	(16.0)	(16.2)
Net cash provided by (used in) financing activities	1.7	(4.9)

Net increase in cash and cash equivalents	$ 1.3	$ 1.4

     Operating Activities

          The net cash provided by operating activities declined by $6.9 million in 2000 despite the increase of $3.3 million in net income. As of December 31, 2000, a change in timing with respect to billing certain customers annually represented approximately $7.3 million of this decrease in operating cash flow. In addition, the timing of payments for routine expenditures such as payroll also impacted cash provided by operating activities.

     Investing Activities

          Maintenance of the Company’s fleet through the purchase of new vehicles has represented approximately 35.0% of the Company’s investment activities over the past two years. After expenditures for these new vehicles, system improvements were the second largest type of capital expenditure.

          Planned capital expenditures for 2001 are expected to total approximately $18.3 million, which will depend largely on the growth rate experienced. These expenditures will be financed primarily through operating cash flows.

     Financing Activities

          During 2000, net borrowings of $5.1 million were made against the Company’s revolving bank credit facility. This increase was primarily due to the $2.9 million payment on the Company’s NOL note during the first quarter of 2000, described in Note 4 to the consolidated financial statements. Daily average borrowings under the bank credit facility were approximately $1.4 million lower during 2000 as compared to 1999.

          The Company’s balance sheet reflected a working capital deficit of $4.8 million at December 31, 2000. This reflects an improvement of $12.3 million from December 31, 1999. The Company is highly leveraged, with long-term liabilities comprising 72.4% of total liabilities and stockholders’ equity at December 31, 2000.

           Under the facility, funds can be borrowed either for unspecified periods of time at a base rate tied to the bank’s prime rate, or for set periods of time under variable rates tied to LIBOR. The facility includes guarantees of letters of credit, of which approximately $16.4 million were outstanding at December 31, 2000. Remaining commitments available under the facility at December 31, 2000 were $20.4 million.

          Prior to June 26, 2000, the Company’s revolving bank credit facility included commitment reductions over the final four years of the facility. On June 26, 2000, an amendment to the revolving bank credit facility was executed which removed all remaining commitment reductions and extended the termination date from January 2002 to April 2002, at a cost of $0.1 million. The aggregate commitments provided by the facility were frozen at $85.6 million. It is anticipated that letters of credit requirements, principally for casualty liabilities, should not exceed $20.0 million by December 31, 2001, leaving $65.6 million in available borrowing capacity. Management believes that the operating cash flow and this remaining financing commitment will be more than adequate to fund future operating needs and capital expenditures.

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

          Interest Rate Risk. The Company manages interest rate risk through the use of a combination of fixed and floating rate debt facilities. The $85.0 million of subordinated notes have a fixed rate of 10.0% and a market value of $80.8 million and $84.2 million at December 31, 2000 and 1999, respectively, based on quoted market prices. The market value of these subordinated notes would not be significantly impacted by a 100 basis point increase in interest rates. The Company’s credit facility is variable-rate based on either LIBOR or a base rate tied to the bank’s prime rate. The individual tranches borrowed under the LIBOR portion of the credit facility ($46.0 million and $40.0 million at December 31, 2000 and 1999, respectively) have terms of ninety days or less and have the interest rate fixed at the time the funds are obtained. Borrowings under the base rate portion of the credit facility ($2.8 million and $3.7 million at December 31, 2000 and 1999, respectively) are for unspecified periods with a variable rate tied to the bank’s prime rate. An increase in interest rates of 100 basis points would not materially increase the Company’s interest expense.

          Fuel Price Risk. The Company operates in the transportation industry and is therefore subject to risks related to the price of fuel. While the Company mitigates this risk by periodically entering into contracts with certain fuel vendors that agree to provide fuel at a fixed rate, these contracts normally have short (typically ninety day) terms, at which time the prices are adjusted to reflect changes in the market. In addition, the Company has the ability to pass on a certain amount of fuel increases to its customers. Based on the Company’s 2001 projected fuel consumption, a 10% increase in the price of fuel would impact the Company’s annual vehicle expense by approximately $1.1 million.

          Foreign Exchange Risk. All of the Company’s business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company.

Item 8. Financial Statements and Supplementary Data

Report of Independent Auditors

The Board of Directors and Stockholders
Loomis, Fargo & Co.

          We have audited the accompanying consolidated balance sheets of Loomis, Fargo & Co. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Loomis, Fargo & Co. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Houston, Texas
January 24, 2001

LOOMIS, FARGO & CO.

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2000	1999
	(in thousands)
Current assets:
Cash and cash equivalents	$ 5,201	$ 3,905
Trade accounts receivable, net	32,924	25,184
Other receivables	1,077	573
Parts and supplies	865	858
Prepaid expenses and other current assets	5,807	4,057

Total current assets	45,874	34,577

Property and equipment:
Land	5,426	5,437
Buildings	11,577	11,608
Armored trucks and other vehicles	50,172	45,213
Other equipment	37,577	29,759
Leasehold improvements	8,945	8,470

	113,697	100,487
Less accumulated depreciation and amortization	(61,557)	(53,743)

Property and equipment, net	52,140	46,744

Deferred tax assets, net	7,248	6,823
Goodwill, net	90,599	96,468
Other assets, net	2,259	3,445

Total assets	$198,120	$188,057

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 17,244	$ 18,937
Accrued expenses and other current liabilities	33,391	29,501
Current portion, long-term debt affiliates	—	2,904
Other	27	292

Total current liabilities	50,662	51,634

Long-term liabilities:
Long-term debt	133,800	128,700
Other long-term liabilities	9,547	10,833

Total long-term liabilities	143,347	139,533

Stockholders’ equity (deficit):
Common stock, par value $.01 per share: Authorized shares—20,000,000;
Issued and outstanding shares—10,000,000	100	100
Additional paid-in capital	24,755	24,755
Accumulated deficit	(20,744)	(27,965)

Total stockholders’ equity (deficit)	4,111	(3,110)

Total liabilities and stockholders’ equity (deficit)	$198,120	$188,057

See accompanying notes.

LOOMIS, FARGO & CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2000	1999	1998
	(in thousands)
Revenues	$379,746	$382,652	$384,303
Cost of operations:
Payroll and related expense	236,402	236,080	232,371
Vehicle expense	41,665	42,447	48,200
Facilities expense	16,252	16,384	15,870
Other operating expenses	60,134	66,243	72,119
Restructuring expense	482	—	—

	354,935	361,154	368,560

Operating income	24,811	21,498	15,743

Interest expense—affiliates	—	12	192
Interest expense—other	13,702	13,574	15,090

	13,702	13,586	15,282

Income before income taxes	11,109	7,912	461
Income taxes	3,888	4,035	180

Net income	$ 7,221	$ 3,877	$ 281

See accompanying notes.

LOOMIS, FARGO & CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2000	1999	1998
	(in thousands)
Operating activities
Net income	$ 7,221	$ 3,877	$ 281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	10,274	10,250	11,361
Amortization of goodwill	2,595	2,763	2,912
Accretion of discounts	—	12	192
Amortization of financing costs	980	962	958
Deferred taxes	2,850	3,496	(42)
(Gain) loss on disposal of property and equipment	30	(47)	(43)
Provision for allowance for doubtful accounts	(276)	(256)	2,229
Changes in assets and liabilities, net of effect of acquisition:
Trade accounts receivable	(7,464)	2,597	14,585
Other receivables	(504)	2,163	5,110
Parts and supplies	(7)	140	352
Prepaid expenses and other current assets	(1,040)	(1,455)	367
Accounts payable	(1,693)	(2,107)	545
Accrued expenses and other liabilities	2,597	136	(10,066)

Net cash provided by operating activities	15,563	22,531	28,741

Investing activities
Acquisition of property and equipment	(15,978)	(16,334)	(10,592)
Proceeds from sale of property and equipment	330	140	294
Other	(357)	(67)	—

Net cash used in investing activities	(16,005)	(16,261)	(10,298)

Financing activities
Net borrowings (repayments) of debt	5,100	(1,400)	(18,900)
Repayments of long-term debt-affiliates	(2,904)	(3,096)	—
Repayments of capital lease obligations	(311)	(417)	(550)
Financing costs related to debt	(147)	—	(104)

Net cash provided by (used in) financing activities	1,738	(4,913)	(19,554)

Net increase (decrease) in cash and cash equivalents	1,296	1,357	(1,111)
Cash and cash equivalents at beginning of period	3,905	2,548	3,659

Cash and cash equivalents at end of period	$ 5,201	$ 3,905	$ 2,548

See accompanying notes.

LOOMIS, FARGO & CO.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	(in thousands)
Balances at December 31, 1997	$100	$24,755	$(32,123)	$(7,268)
Net income	—	—	281	281

Balances at December 31, 1998	100	24,755	(31,842)	(6,987)
Net income	—	—	3,877	3,877

Balances at December 31, 1999	100	24,755	(27,965)	(3,110)
Net income	—	—	7,221	7,221

Balances at December 31, 2000	$100	$24,755	$(20,744)	$ 4,111

See accompanying notes.

LOOMIS, FARGO & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

Note 1. Basis of Presentation and Background

          Loomis, Fargo & Co. (together with its subsidiaries, “Loomis” or the “Company”), a Delaware corporation, was incorporated in August 1996. The Company is a 51% owned subsidiary of the Loomis Stockholders Trust. The remaining equity of the Company is indirectly owned by Securitas AB, which in September 2000 acquired the stock of Burns International Services Corporation.

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

     Revenue Recognition

          Revenue on service contracts is recognized as services are provided. Unearned revenues represent billings for services to be performed in months subsequent to year-end.

     Property and Equipment

          Property and equipment, which include assets resulting from capital leases, are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	15—40 years
Armored trucks and other vehicles	2—12 years
Other equipment	2—15 years

          Leasehold improvements are amortized over the terms of the related leases or the useful lives of the improvements, whichever is less. Repairs and maintenance are charged to expense as incurred.

          The Company acquired $53,000 and $17,000 of assets under capital lease agreements in 2000 and 1999, respectively, primarily for equipment and vehicles. The gross amount of assets recorded under capital leases was approximately $260,000 and $1,037,000 at December 31, 2000 and 1999, respectively. Accumulated depreciation related to capital leases amounted to approximately $193,000 and $907,000 at December 31, 2000 and 1999, respectively.

     Goodwill

          Goodwill represents the excess of cost over the fair value of assets acquired in purchase business combinations and is being amortized on a straight-line basis over 40 years.

     Impairment

          Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ respective carrying amounts. Goodwill associated with assets acquired in purchase business combinations is included in impairment evaluations.

     Fair Value of Financial Instruments

          The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The carrying amount of the Company’s bank credit facility approximates fair value because the debt arrangement accrues interest at variable rates based on current market rates. The fair value of the Company’s 10% senior subordinated notes was estimated at $80,800,000 and $84,200,000 based on the quoted market prices at December 31, 2000 and 1999, respectively.

     Stock-Based Compensation

          The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options is no less than the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

     New Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS No. 133 requires that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB delayed the effective date of SFAS 133, requiring the Company to adopt SFAS 133 effective January 1, 2001. The adoption of the new standard did not have a material impact on the financial statements.

          In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which provides the staff’s views in applying generally accepted accounting principles to selected revenue recognition issues. The new standard, which was adopted by the Company effective October 1, 2000, did not have a material impact on the financial statements.

          In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, which poses and answers questions dealing with the application of APB 25. The interpretation is applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, with some exceptions. The adoption of this interpretation did not have a material impact on these financial statements.
LOOMIS, FARGO & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

     Significant Customer

          One of the Company’s customers accounted for approximately 14%, 13% and 10% of the Company’s consolidated revenue in 2000, 1999 and 1998, respectively.

Note 3. Balance Sheet Data

          Detailed balance sheet data are as follows (in thousands):

	December 31,
	2000	1999
Trade accounts receivable:
Gross trade accounts receivable	$ 53,902	$ 46,649
Unearned revenues	(20,169)	(20,153)
Allowance for doubtful accounts receivable	(809)	(1,312)

Trade accounts receivable, net	$ 32,924	$ 25,184

Goodwill:
Goodwill	$102,916	$106,191
Accumulated amortization	(12,317)	(9,723)

Goodwill, net	$ 90,599	$ 96,468

Other assets:
Deferred financing costs	$ 5,978	$ 5,831
Accumulated amortization	(3,798)	(2,818)
Long-term portion of prepaid insurance	79	432

Other assets, net	$ 2,259	$ 3,445

Accrued expenses and other current liabilities:
Cargo, casualty and other insurance expenses	$ 6,593	$ 7,380
Payroll and related expenses	11,337	13,191
Interest	4,252	4,276
Deferred revenue	7,468	190
Other	3,741	4,464

Total accrued expenses and other current liabilities	$ 33,391	$ 29,501

LOOMIS, FARGO & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Debt

          Long-term debt consists of the following (in thousands):

	December 31,
	2000	1999
10% senior subordinated notes	$ 85,000	$ 85,000
Bank credit facility	48,800	43,700
Non-interest bearing NOL note	—	2,904

	133,800	131,604
Less current portion	—	2,904

Net long-term debt	$133,800	$128,700

          In 1997, the Company entered into a five-year step-down revolving bank credit facility agreement which provided for aggregate initial commitments of up to $115,000,000. On June 26, 2000, an amendment to the revolving bank credit facility was executed which removed all remaining commitment reductions and extended the termination date from January 2002 to April 2002, at a cost of $147,000. The amended facility provides aggregate commitments of $85,600,000.

          The interest rate of the credit facility is a variable rate based on either LIBOR or a base rate tied to the bank’s prime rate. At December 31, 2000, the interest rates on the Company’s borrowings were 9.875% on base-rate borrowings of $2,800,000, and 8.015%—8.165% on LIBOR borrowings totaling $46,000,000. Borrowings under the credit facility are secured by substantially all of the assets of the Company and its subsidiaries. The agreement contains restrictive covenants regarding the issuance of additional debt, the compensation of officers, the payment of dividends, capital expenditures, new capital and operating leases and the maintenance of certain financial ratios. At December 31, 2000, there were no retained earnings available for the payment of dividends, and the Company was in compliance with the remaining covenants.

          The 10% senior subordinated notes mature in January 2004. The notes are subordinated to borrowings under the credit facility and contain certain restrictive covenants.

          On January 24, 1997, the Company issued a $6,000,000 note to the Loomis Stockholders Trust (the “NOL Note”). The NOL Note did not accrue interest and had a term of fifteen years, subject to mandatory prepayments as, and to the extent that, the Company realized a tax benefit attributable to the utilization of net operating losses of Loomis Holding Corporation available at the date of the reorganization and acquisition of BI-Armored. The NOL Note was discounted at 10% over the Company’s initial expected period of repayment of the principal. The Company’s utilization of net operating losses resulted in $3,096,000 of the NOL Note being repaid during 1999. The remaining balance was paid during the first quarter of 2000.

          Letters of credit of $16,400,000 are outstanding at December 31, 2000 under the Company’s bank credit facility. Remaining commitments available for borrowings or additional letters of credit at December 31, 2000 were $20,400,000.

          Interest of $12,800,000, $12,700,000 and $14,500,000 was paid during 2000, 1999 and 1998, respectively.
LOOMIS, FARGO & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Leases

          The Company leases various office space and equipment under noncancelable operating leases expiring on various dates through 2017. The following is a schedule of future minimum lease payments under noncancelable operating leases with terms exceeding one year for years ending December 31 (in thousands):

2001	$ 9,603
2002	6,495
2003	4,973
2004	2,611
2005	1,851
Thereafter	9,071

$34,604

          Rent expense was $11,711,000, $13,112,000 and $16,106,000 for 2000, 1999 and 1998, respectively.

          The Company has certain operating leases which contain (i) rent escalation clauses, some of which are fixed annual increases with others tied to the Consumer Price Index and (ii) the passthrough of operating expenses and property taxes. In addition, certain leases contain renewal options.

Note 6. Income Taxes

          The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2000	1999	1998
Current:
Federal	$ 763	$ 164	$158
State	275	375	64

Total current	1,038	539	222

Deferred:
Federal	2,558	2,972	(42)
State	292	524	—

Total deferred	2,850	3,496	(42)

Total	$3,888	$4,035	$180

          The reconciliation of income tax computed at the federal statutory tax rates to income tax expense is (in thousands):

	Year Ended December 31,
	2000	1999	1998
Tax at statutory rate	$3,888	$2,690	$ 157
State taxes, net	412	368	63
Change in valuation allowance, net of reduction to goodwill	(2,296)	—	(1,501)
Nondeductible goodwill amortization	857	892	940
Other	1,027	85	521

Total	$3,888	$4,035	$ 180

LOOMIS, FARGO & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2000	1999
Deferred tax assets:
Net operating loss carryforwards	$ 85	$3,190
Minimum and foreign tax credit carryforwards	513	437
Receivable valuations and reserves	733	793
Accrued vacation and bonuses	2,079	2,466
Self-insurance reserves	5,088	6,104
Other accruals	1,697	981
Other, net	126	354

	10,321	14,325
Valuation allowance	(677)	(6,248)

Deferred tax assets	9,644	8,077

Deferred tax liabilities:
Depreciation and amortization	1,162	380
Prepaid pension costs	753	736
Other	481	138

Deferred tax liabilities	2,396	1,254

Net deferred tax assets	$7,248	$6,823

          The Company utilized the remaining balance of federal net operating loss carryforwards during 2000. The balance as of December 31, 1999 was $8,710,000.

          The Company paid income taxes of $1,826,000, $845,000 and $60,000 during 2000, 1999 and 1998, respectively.

          Valuation allowances were recognized as of May 5, 1991 and January 24, 1997 related to deductible temporary differences recorded in purchase accounting for acquisitions on those dates. Additionally, valuation allowances related to other deductible temporary differences and net operating loss carryforwards created from post-acquisition operating losses were recorded. Reductions in the valuation allowances related to purchase accounting resulted in a reduction to the goodwill related to the acquisitions on those dates. Reductions in the valuation allowance related to other items resulted in a reduction in income tax expense. The Company continually reviews the adequacy of the valuation allowance and during 2000 and 1999, reduced the reserve by $5,571,000 and $6,712,000, respectively. The reduction was the result of net changes in temporary differences and a reassessment by the Company which indicates that it is more likely than not that additional benefits will be realized. During 2000, $3,300,000 of the decrease resulted in a reduction to goodwill and the remainder resulted in a reduction to income tax expense. Of the total decrease during 1999, the entire decrease resulted in a reduction to goodwill.
LOOMIS, FARGO & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Benefit Plans

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

          The reconciliation of beginning and ending balances of the benefit obligation and the fair value of Plan assets is as follows (in thousands):

	December 31,
	2000	1999
Change in benefit obligation:
Benefit obligation at beginning of year	$15,459	$16,713
Interest cost	1,135	1,093
Actuarial (gain) losses	316	(555)
Benefits paid	(1,392)	(1,792)

Benefit obligation at end of year	15,518	15,459

Change in Plan assets:
Fair value of Plan assets at beginning of year	19,264	19,808
Actual return of Plan assets	(1,126)	1,248
Benefits paid	(1,392)	(1,792)

Fair value of Plan assets at end of year	16,746	19,264

Funded status of Plan	1,228	3,805
Unrecognized net actuarial (gains) losses	703	(1,965)

Prepaid benefit cost	$ 1,931	$ 1,840

          A summary of the components of the net periodic pension income is as follows (in thousands):

	Year Ended December 31,
	2000	1999	1998
Interest cost	$1,135	$1,093	$1,162
Expected return on Plan assets	(1,226)	(1,543)	(1,412)

Net periodic pension income	$ (91)	$ (450)	$ (250)

Weighted average assumptions:
Discount rate	7.50%	7.75%	6.75%
Expected return on Plan assets	8.00%	8.00%	8.00%

          The Company contributes to multi-employer, defined-benefit plans covering certain employees under collective bargaining agreements. Total expenses of these plans totaled $968,000, $1,102,000 and $933,000 during 2000, 1999 and 1998, respectively.

          The Company also contributes to a 401(k) defined-contribution plan for employees in the United States and to a 165(e) for employees in Puerto Rico. Employee contributions up to $750 are matched by the Company at a rate of 25%. Total expenses of the contribution plans were $306,000, $300,000 and $367,000 during 2000, 1999 and 1998, respectively.
LOOMIS, FARGO & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Transactions With Affiliates

          In the ordinary course of business, the Company purchases services from various other affiliates of Securitas AB. The Company paid approximately $22,000, $56,000 and $509,000 during 2000, 1999 and 1998, respectively for such services, including electronic security installation, maintenance and monitoring, physical security, courier services, and certain shared lease expenses.

          In 1999, the Company received $3,100,000 from Burns International Services Corporation to satisfy expenses which had been incurred and unpaid as well as a reasonable estimate of any future obligation for remediation on certain sites where storage tanks had been removed; as well as any cargo-related claim, liability, or obligation arising out of or related to the operations of a 1997 purchase business combination.

Note 9. Employee Stock Plans

          The Loomis, Fargo & Co. Unitholder Option Plan (the “Unitholder Plan”) issued options to certain individuals in 1997 that allow the optionees to purchase shares of the Company’s common stock upon the occurrence of a triggering event. A triggering event is the first to occur of (i) any sale or disposition of more than 1,250,000 shares of common stock of the Company by the Loomis Stockholders Trust to a non-affiliate, (ii) any sale or disposition of substantially all of the assets of the Company to a non-affiliate, (iii) a merger of the Company with or into a non-affiliated entity, or (iv) a public offering or series of offerings producing aggregate gross proceeds of at least $50 million. The options vest over a five-year period.

          As of December 31, 2000, there are 585,061 options outstanding under the Unitholder Plan, 570,315 of which are vested. There are 10,978 additional options outstanding to an employee that are exercisable upon 60 days notice. The exercise price on both the Unitholder Plan and the additional options will be approximately $1.96 per share, adjusted for contributions or distributions to/from the Loomis Stockholders Trust. In the event a triggering event occurs due to a public offering or series of offerings, this exercise price will be $0.01 per share.

          On August 15, 1997, the Board of Directors and stockholders of the Company adopted the Loomis, Fargo & Co. 1997 Stock Option Plan (the “Option Plan”), pursuant to which options to purchase up to 1,000,000 shares of the Company’s common stock, $0.01 par value (“Common Stock”) may be granted. Options granted under the Option Plan may be subject to vesting requirements and exercisability restrictions as may be determined by the Board of Directors or authorized committee thereof.

          As of December 31, 2000, options had been granted to purchase up to 1,000,000 shares of Common Stock (the “Initial Stock Options”), of which all were outstanding. The Initial Stock Options have an exercise price of $7.50 per share. This exercise price exceeded the fair value of the stock at the date of grant, therefore no compensation expense has been recorded under the provisions of APB 25. The Initial Stock Options are exercisable on the sixth anniversary of the grant date, subject to the acceleration provisions described below, and expire on the seventh anniversary of such grant date. The exercisability of the Initial Stock Options shall accelerate as follows: (i) if, following the date that the Common Stock is first readily tradable on a national securities exchange or other market system, the daily closing price of the Common Stock is equal to or greater than a scale of prices ranging from $10 to $30 for 80 out of 100 trading days, then a percentage of the Initial Stock Options shall become exercisable based on such daily closing prices on a sliding scale from January 24, 1998 to August 30, 2005, (ii) in the event of a Change of Control (as defined in the Option Plan) prior to there being a public trading market for the Common Stock, the Initial Stock Options shall immediately become exercisable in full as of the date of the change of control and shall remain exercisable until they expire on the seventh anniversary of the grant date. Any shares issued upon exercise of options under the Unitholder Plan will be distributed to the Company by a business trust, the beneficiaries of which are the former stockholders of Loomis (the “Loomis Stockholders Trust”). Prior to July 2000, these options were exercisable on the tenth anniversary of the grant date and expired on the eleventh anniversary of the grant date. Also, prior to that date, optionees were subject to forfeiture and acceleration provisions in the event of a Change of Control. During 2000, 40,000 of the options were terminated and 375,000 additional options were issued.

          Statement No. 123 of the FASB requires the presentation of pro forma information regarding net income as if the Company had accounted for its employee stock options under the fair value method of that statement. The pro forma effect had the Company used the alternate fair value method of accounting under Statement 123 would have resulted in a reduction to net income of $461,000 in the year ended December 31, 2000. The effect on net income for the years ended December 31, 1999 and 1998 was immaterial. The fair value was estimated at the date of grant using the minimum value pricing model with a risk free interest rate ranging from 6%-7%, a dividend yield of 0%, and an expected life of three-five years for the three years ended December 31, 2000.

Note 10. Stockholders’ Equity

          The Common Stock of the Company consists of one class and has a $0.01 par value. Twenty million shares are authorized, ten million of which are issued and outstanding. Ten million shares of $0.01 Preferred Stock are authorized, but none have been issued at December 31, 2000 or 1999.

Note 11. Quarterly Data (unaudited, in thousands)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2000	1999	2000	1999	2000	1999	2000	1999
Revenues	$96,692	$94,050	$93,576	$94,802	$93,248	$94,664	$96,230	$99,136
Operating income	5,215	4,386	5,461	4,838	5,524	4,948	8,611	7,326
Net income	1,074	468	1,319	752	1,380	760	3,448	1,897

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

          None.

PART III

Item 10. Directors and Executive Officers of the Registrant

          Set forth below is certain information with respect to those individuals who serve as members of the Board of Directors and as executive officers of the Company. Each of the persons named below holds the positions set forth opposite his name with each of the Co-Registrants, except that Messrs. Hegi, Mattly and Winberg are the only directors constituting the Board of Directors of Loomis, Fargo & Co. of Puerto Rico.

Name	Age	Position
Frederick B. Hegi, Jr.	57	Chairman of the Board of Directors
James B. Mattly	59	Director, President and Chief Executive Officer
Jay I. Applebaum	38	Director
James T. Callier, Jr.	66	Director
Amund Skarholt	52	Director
Håkan Winberg	44	Director
Frederick W. London	49	Director
Edward H. Hamlett	52	Executive Vice President—Sales and Marketing
Tommy E. Harden	56	Executive Vice President—Fleet Management
James K. Jennings, Jr.	59	Executive Vice President, Chief Financial Officer and Secretary
Bruce J. Magelky	52	Executive Vice President—Security and Operations
Thomas L. Roth	61	Executive Vice President—Human Resources
Michael Tawney	50	Executive Vice President—Risk Management

          There is no family relationship between any of the directors or executive officers of the Company. Officers of the Company are elected by the Board of Directors and hold office until their respective successors are duly elected and qualified.

          Frederick B. Hegi, Jr. served as Chairman of the Board of LFC Holding Corporation (formerly Loomis Holding Corporation) and Loomis Armored from May 1991 to January 1997, and was elected to the Board of Directors of the Company in August 1996. Mr. Hegi is an indirect general partner of Wingate Partners and a general partner of Wingate Affiliates, L.P. Since May 1982, Mr. Hegi has served as President of Valley View Capital Corporation. Mr. Hegi served as a director of Associated Holdings, Inc. from January 1992 through March 1995, a director of United Stationers Inc. since March 1995 and Chairman of the Board since November 1996. Mr. Hegi has served as Chairman of the Board, President and Chief Executive Officer of Kevco, Inc. since July 1999. In February, 2001 Kevco, Inc. and all its wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Mr. Hegi also currently serves as Chairman of the Board of Tahoka First Bancorp, Inc. and Cedar Creek Bancshares, Inc. He also serves as a director of Lone Star Technologies, Inc., Cattle Resources, Inc., Texas Capital Bancshares, Inc., Pro Parts Xpress, Inc. and ENSR International Corporation. From 1995 to 1998, Mr. Hegi served as Chairman of the Board of ITCO Holding Company, Inc.

          James B. Mattly served as a director and as President and Chief Executive Officer of Loomis Armored from November 1991 to January 1997, and as a director of LFC Holding Corporation (formerly Loomis Holdings Corporation) from May 1991 to January 1997, and was elected to the Board of Directors of the Company in January 1997. From 1979 to 1990, Mr. Mattly served as Regional Vice President of Browning-Ferris Industries and as Chief Operating Officer of its southwest region. Mr. Mattly has also served as Vice President—Operations for Butler Aviation from 1977 to 1979 and Regional Vice President of BI-Armored from 1973 to 1977. Mr. Mattly also serves as a director of ENSR International Corporation.

          Jay I. Applebaum served as Secretary for LFC Holding Corporation (formerly Loomis Holding Corporation) and Loomis Armored from May 1991 to January 1997, and was elected to the Board of Directors of the Company in February 1997. Since June 1989, Mr. Applebaum has been associated with Wingate Partners. Mr. Applebaum is also the Chairman of the Board for Pro Parts Xpress, Inc.

          James T. Callier, Jr. served as a director of LFC Holding Corporation (formerly Loomis Holding Corporation) and Loomis Armored from May 1991 to January 1997, and was elected to the Board of Directors of the Company in January 1997. Mr. Callier is an indirect general partner of Wingate Partners and a general partner of Wingate Affiliates, L.P., and has served as President of Callier Consulting, Inc. since 1985. From March 1995 to August 1997, Mr. Callier served as a director of United Stationers Inc. and had served as a director of Associated Stationers Inc., the predecessor to United Stationers Inc., from January 1992 through March 1995. Mr. Callier also served as Chairman of the Board of Century Products Company from 1988-1998.

          Amund Skarholt has been a director of the Company since November 2000. Mr. Skarholt has served as Executive Vice President and Deputy Chief Executive Officer of Securitas AB since 1998 and has held various other management positions of Securitas AB since 1991. Mr. Skarholt formerly served as Executive Vice President and held various other positions with IBM from 1970-1991.

          Håkan Winberg has been a director of the Company since November 2000. Mr. Winberg has served as Chief Financial Officer of Securitas AB since 1985 and has been an Executive Vice President since 1995. Mr. Winberg formerly served as Controller for Investment Skrinet and was previously employed by Coopers & Lybrand.

          Frederick W. London has been a director of the Company since November 2000. Mr. London has been a partner with the law firm of Dunnington, Bartholow & Miller LLP during the periods September 1999 to date and January 1984 to December 1994. Mr. London has also served as General Counsel of Pinkerton’s, Inc., a subsidiary of Securitas AB, since January 2001 to date and served as Vice President and Deputy General Counsel of Pinkerton’s, Inc. from February 1998 to June 1999. From January 1995 through February 1998, Mr. London was a partner of Gould & Wilkie, a law firm based in New York City. Mr. London is a director and Chairman of the Audit Committee for Questron Technology, Inc.

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

          James K. Jennings, Jr. served as Chief Financial Officer of Loomis and Loomis Armored from March 1994 to January 1997, and was elected to the offices of Executive Vice President, Chief Financial Officer and Secretary of the Company in January 1997. Prior to joining Loomis, Mr. Jennings held various management positions at HWC Distribution Corporation (a distributor of electrical and electronic wire and cable), including as President and as a director from February 1990 to September 1993, and as Executive Vice President and Chief Financial Officer from 1980 to February 1990.

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

          Michael Tawney served as Vice President of Risk Management and Loss Control of Loomis Armored from March 1992 to January 1997, and was elected to the office of Executive Vice President—Risk Management of the Company in January 1997. From September 1990 to March 1992, Mr. Tawney served as Vice President of Browning-Ferris Industries—Mexico.

Item 11. Executive Compensation

          Directors who are officers, employees or otherwise an affiliate of the Company do not presently receive compensation for their services as directors. Directors of the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof. No determination has yet been made whether annual fees or board attendance fees, if any, will be paid to future directors who are not also officers, employees or otherwise an affiliate of the Company.

     Compensation Committee Interlocks and Insider Participation

          Frederick W. London and James T. Callier, Jr. comprise the Compensation Committee of the Board of Directors of the Company. Mr. Callier is an indirect general partner of Wingate Partners and a general partner of Wingate Affiliates, L.P. Wingate Partners received certain benefits from the transactions described in Item 13.

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

     Benefit Plans

          The Loomis, Fargo & Co. Unitholder Option Plan (the “Unitholder Plan”) issued options to certain individuals in 1997 that allow the optionees to purchase shares of the Company’s Common Stock upon the occurrence of a triggering event. A triggering event is the first to occur of (i) any sale or disposition of more than 1,250,000 shares of Common Stock of the Company by the Loomis Stockholders Trust to a non-affiliate, (ii) any sale or disposition of substantially all of the assets of the Company to a non-affiliate, (iii) a merger of the Company with or into a non-affiliated entity, or (iv) a public offering or series of offerings producing aggregate gross proceeds of at least $50 million. The options vest over a five-year period.

          As of March 22, 2001, there are 535,098 options outstanding under the Unitholder Plan, 520,352 of which are vested. There are 10,978 additional options outstanding to an employee that are exercisable upon 60 days notice. The exercise price on both the Unitholder Plan and the additional options will be approximately $1.96 per share, adjusted for contributions or distributions to/from the Loomis Stockholders Trust. In the event a triggering event occurs due to a public offering or series of offerings, this exercise price will be $0.01 per share.

          On August 15, 1997, the Board of Directors and stockholders of the Company adopted the Loomis, Fargo & Co. 1997 Stock Option Plan (the “Plan”), pursuant to which the Board of Directors (or authorized committee thereof) is authorized to grant options (the “Options”) to purchase up to 1,000,000 shares of the Company’s Common Stock, $0.01 par value (“Common Stock”), subject to adjustment upon stock splits, stock dividends, reclassifications and similar changes to the capital structure of the Company. Options granted under the Plan may be subject to vesting requirements and exercisability restrictions as may be determined by the Board of Directors or authorized committee thereof.

          As of March 22, 2001, options had been granted to purchase up to 1,000,000 shares of Common Stock (the “Stock Options”), all of which remain outstanding. The Stock Options have an exercise price of $7.50 per share. The Stock Options are exercisable on the sixth anniversary of the grant date, subject to the acceleration provisions described below, and expire on the seventh anniversary of such grant date. The exercisability of the Stock Options shall accelerate as follows: (i) if, following the date that the Common Stock is first readily tradable on a national securities exchange or other market system, the daily closing price of the Common Stock is equal to or greater than a scale of prices ranging from $10 to $30 for 80 out of 100 trading days, then a percentage of the Stock Options shall become exercisable based on such daily closing prices on a sliding scale from January 24, 1998 to August 30, 2005, or (ii) in the event of a Change of Control (as defined in the Plan) prior to there being a public trading market for the Common Stock, the Stock Options shall immediately become exercisable in full as of the date of the Change of Control and shall remain exercisable until they expire on the seventh anniversary of the grant date. Prior to July 2000, these options were exercisable on the tenth anniversary of the grant date and expired on the eleventh anniversary of the grant date. Also, prior to that date, optionees were subject to forfeiture and acceleration provisions in the event of a Change of Control.

Summary of Compensation

          The following table sets forth the compensation awarded to or earned by the Chief Executive Officer of the Company and the other most highly compensated executive officers (the “Named Executive Officers”) of the Company for each of the three years ending December 31, 2000.

Name and Principle Position	Year	Annual Compensation		All Other Compensation($)(1)	Long-term Compensation Awards (Securities)
		Salary($)	Bonus($)
James B. Mattly	2000	470,016	—	—	—
Director, President and	1999	450,000	254,275	—	—
Chief Executive Officer	1998	450,000	75,000	—	—

Edward H. Hamlett	2000	212,500	—	7,500	30,000
Executive Vice President —	1999	205,615	72,073	7,500	—
Sales and Marketing	1998	200,000	50,000	7,500	—

Tommy E. Harden	2000	161,500	—	7,500	20,000
Executive Vice President —	1999	154,679	54,218	7,500	—
Fleet Management	1998	150,000	37,500	7,500	—

James K. Jennings, Jr.	2000	212,500	—	7,500	30,000
Executive Vice President,	1999	205,615	72,073	7,500	—
Chief Financial Officer and Secretary	1998	200,000	50,000	7,500	—

Bruce J. Magelky	2000	176,500	—	7,500	30,000
Executive Vice President —	1999	160,218	59,463	7,500	—
Security and Operations	1998	150,000	37,500	7,500	—

Thomas L. Roth	2000	161,500	—	7,500	20,000
Executive Vice President —	1999	154,679	54,218	7,500	—
Human Resources	1998	150,000	37,500	7,500	—

Michael Tawney	2000	161,500	—	7,500	25,000
Executive Vice President —	1999	154,679	54,218	7,500	—
Risk Management	1998	150,000	37,500	7,500	—

(1)	Reflects automobile allowances paid to the executive vice presidents.

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

          In May 1996, January 1997 and August 1999 the provisions of Mr. Mattly’s employment agreement were amended to provide for the issuance under the Unitholder Plan of 166,543 options and the contingent issuance of 49,963 options which were issuable upon the occurrence of certain contingencies on or prior to December 31, 2000.

           The following table provides information on the value of unexercised options held at December 31, 2000 by the Chief Executive Officer of the Company and the Named Executive Officers.

Name	Number of Securities Underlying Unexercised Options at Year End(#) Exercisable/Unexercisable(1)	Value of Unexercised In-the-Money Options at Year End($)(2) Exercisable/Unexercisable(1)
James B. Mattly	—/401,331	—/1,774,546
Edward H. Hamlett	10,978/102,779	80,723/ 167,495
Tommy E. Harden	—/ 78,317	—/ 208,222
James K. Jennings, Jr.	—/108,317	—/ 208,222
Bruce J. Magelky	—/ 98,317	—/ 208,222
Thomas L. Roth	—/ 50,000	—/—
Michael Tawney	—/ 83,317	—/ 208,222

(1)	No options under either the Unitholder Option Plan or the 1997 Stock Option Plan are exercisable at December 31, 2000.

(2)	Because the Company’s stock is not publicly traded, these values are based on management’s estimate of the fair value of the Company’s Common Stock at December 31, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth the beneficial ownership of Common Stock as of December 31, 2000 by (i) each person known to the Company to beneficially own more than 5% of the Common Stock, (ii) each of the directors of the Company, (iii) each of the Named Executive Officers, and (iv) all directors and Named Executive Officers of the Company as a group.

Name and Address of Beneficial Owner	Common Stock
	Number of Shares	Percent of Class
Loomis Stockholders Trust	5,100,000	51.0%
c/o Wingate Partners, L.P.
750 N. St. Paul Street, Suite 1200
Dallas, Texas 75201

Wingate Partners, L.P.(1)(2)	4,344,572	43.4%
750 N. St. Paul Street, Suite 1200
Dallas, Texas 75201

Key Capital Corporation(1)	516,774	5.2%
127 Public Square, Fourth Floor
Cleveland, Ohio 44114

Securitas AB (3)	4,900,000	49.0%
Lindhagensplan 70
PO Box 12307
SE-102 28
Stockholm, Sweden

Frederick B. Hegi, Jr. (5)(6)	—	*
James B. Mattly (1)	136,358	1.4%
Jay I. Applebaum (1)	26,737	*
James T. Callier, Jr. (5)	—	*
Amund Skarholt (4)	—	*
Håkan Winberg (4)	—	*
Frederick W. London	—	*
Edward H. Hamlett (7)	10,978	*
Tommy E. Harden	—	*
James K. Jennings, Jr.	—	*
Bruce J. Magelky	—	*
Thomas L. Roth	—	*
Michael Tawney	—	*
All directors and executive officers as a group (13 persons)(8)	173,722	1.7%

*	Represents less than 1%

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

(2)	Includes the beneficial ownership of 4,262,794 shares by Wingate Partners and 81,778 shares by Wingate Affiliates, L.P.

(3)	These shares are owned by an indirect, wholly-owned subsidiary of Securitas AB and therefore Securitas AB may be deemed to beneficially own these shares.

(4)
Does not include 4,900,000 shares of Common Stock beneficially owned by a wholly-owned subsidiary of Securitas AB. Each of Messrs. Winberg and Skarholt are executive officers of Securitas AB and, therefore, may be deemed to be a beneficial owner of some or all of such shares. Each of Messrs. Winberg and Skarholt disclaims beneficial ownership of all shares of Common Stock not held of record by him.

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

          None.

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
Corporation (formerly known as Loomis Holding Corporation) (“LFC Holding”), Loomis, Fargo &
Co. (Texas) (formerly known as Loomis Armored Inc.) (“Loomis, Fargo Texas”), Borg-Warner
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
Texas, LFC Armored of Texas Inc. (formerly known as Wells Fargo Armored Service Corporation of
Texas) (“LFC of Texas”), and Loomis, Fargo & Co of Puerto Rico (formerly known as Wells Fargo
Armored Service Corporation of Puerto Rico) (“LFC of Puerto Rico”), as Guarantors, and Marine
Midland Bank, as trustee. (1)

4.2	[Intentionally Omitted.]

4.3	Form of 10% Senior Subordinated Note (included in Exhibit 4.1, Exhibit A-3). (1)

4.4	Registration Rights Agreement, dated as of January 24, 1997, among Loomis, the Company, LFC
Holding, Loomis, Fargo Texas, LFC of Texas, LFC of Puerto Rico and Lehman Brothers Inc. and
NationsBanc Capital Markets, Inc. (1)

4.5	Purchase Agreement, dated as of January 17, 1997, among the Company, LFC Holding, Loomis, Fargo Texas and Lehman Brothers Inc. and NationsBanc Capital Markets, Inc., as initial purchasers. (1)

10.1	Credit Agreement, dated as of January 24, 1997, among the Company, as borrower, the several lenders parties thereto, Lehman Commercial Paper Inc. (“LCPI”) and NationsBank of Texas, N.A.
(“NationsBank”), as arrangers, LCPI and NationsBanc Capital Markets, Inc., as syndication agents,
LCPI as documentation agent, and NationsBank as administrative agent. (1)

10.1-A	First Amendment and Waiver, dated as of March 16, 1998, to the Credit Agreement dated as of
January 24, 1997, among the Company as borrower, the several lenders parties thereto, LCPI and
NationsBank as arrangers, LCPI and NationsBank Capital Markets, Inc., as syndication agents, LCPI as documentation agent, and NationsBank as administrative agent. (3)
10.1-B	Second Amendment, dated as of June 26, 2000, to the Credit Agreement dated as of January 24, 1997. (9)

10.2	Guarantee and Collateral Agreement made by the Company, LFC Holding, Loomis, Fargo Texas, LFC of Texas and LFC of Puerto Rico, in favor of NationsBank of Texas, N.A. (1)

10.3	Stockholders Agreement dated as of January 24, 1997, among the Company, Wells Fargo Armored Service Corporation, the Loomis Stockholders Trust and Wingate Partners, L.P. (1)

10.4	Loomis Indemnity Trust Agreement, dated as of January 24, 1997, among the Company, the Loomis Stockholders Trust, and Frederick B. Hegi, Jr., as trustee. (1)

10.5	Excess Claims Assumption Agreement, dated as of January 24, 1997, among the Company, LFC Holding, Loomis, Fargo Texas, and the Loomis Stockholders Trust. (1)

10.6	Unitholder Option Plan and Agreement, dated as of January 24, 1997, among the Company and the Unitholder signatories thereto. (1)!

10.6-A	First Amendment, dated October 21, 1998, to Unitholders Option Plan and Agreement dated as of January 24, 1997, among the Company and the Unitholder signatories thereto. (5)!

10.7	Stock Contribution Agreement, dated as of January 24, 1997, between the Company and the Loomis Stockholders Trust. (1)

10.8	NOL Promissory Note, dated as of January 24, 1997, of the Company in the principal amount of $6,000,000, payable to the Loomis Stockholders Trust. (1)

10.9	Fleet Lease Agreement, dated as of December 2, 1996, between Associates Leasing, Inc. and Wells Fargo Armored Service Corporation. (1)

10.10	Transfer and Assumption Agreement, dated as of January 2, 1997, among Wells Fargo Armored Service Corporation, Borg-Warner Security Corporation, the Company and Associates Leasing, Inc. (1)

10.11	Transition Services Agreement, dated as of January 24, 1997, between the Company and Pony Express Courier Corp. (1)

10.12	Employment Agreement, dated as of November 11, 1991, as amended, between LFC Holding Corporation (formerly known as Loomis Holding Corporation) and James B. Mattly. (1)!

10.12-A	Amendment, dated August 25, 1999, to Employment Agreement between LFC Holding Corporation (formerly known as Loomis Holding Corporation) and James B. Mattly. (8)!

10.13	Loomis, Fargo & Co. 1997 Stock Option Plan. (2)!

10.13-A	First Amendment to Loomis, Fargo & Co. 1997 Stock Option Plan. (10)!

10.14	Settlement Agreement, dated as of March 22, 1999, between Borg-Warner Security Corporation and the Company. (4)

10.15	Settlement Agreement, dated as of May 14, 1999, between Borg-Warner Security Corporation and the Company. (5)

10.16	Settlement Agreement, dated as of June 30, 1999, between Loomis Stockholders Trust and the Company. (6)

10.17	Deferred Compensation Plan, dated November 1, 1999. (7) !

21.1	Subsidiaries of the Company. ***

(1)
Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-24689) of Loomis, Fargo & Co. initially filed with the Securities and Exchange Commission on April 7, 1997, as amended.

(2)	Incorporated by reference to the Quarterly Report on Form 10-Q of Loomis, Fargo & Co. filed with the Securities and Exchange Commission on November 14, 1997.

(3)	Previously filed with the Annual Report on Form 10-K/A of Loomis, Fargo & Co. filed with the Securities and Exchange Commission on April 13, 1998.

(4)	Incorporated by reference to the Annual Report on Form 10-K of Loomis, Fargo & Co. filed with the Securities and Exchange Commission on March 24, 1999.

(5)	Incorporated by reference to the Quarterly Report on Form 10-Q of Loomis, Fargo & Co. filed with the Securities and Exchange Commission on May 17, 1999.

(6)	Incorporated by reference to the Quarterly Report on Form 10-Q of Loomis, Fargo & Co. filed with the Securities and Exchange Commission on August 11, 1999.

(7)	Incorporated by reference to the Quarterly Report on Form 10-Q of Loomis, Fargo & Co. filed with the Securities and Exchange Commission on November 10, 1999.

(8)	Incorporated by reference to the Annual Report on Form 10-K of Loomis, Fargo & Co. filed with the Securities and Exchange Commission on March 28, 2000.

(9)	Incorporated by reference to the Quarterly Report on Form 10-Q of Loomis, Fargo & Co. filed with the Securities and Exchange Commission on August 2, 2000.

(10)	Incorporated by reference to the Quarterly Report on Form 10-Q of Loomis, Fargo & Co. filed with the Securities and Exchange Commission on November 3, 2000.

***	Filed herewith

!	Management contract or compensatory plan or arrangement

          (b) Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the most recent quarter for which this report was filed.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Co-Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 22nd day of March, 2001.

LOOMIS, FARGO & CO., a Delaware corporation

/S / JAMES K. JENNINGS , JR .
BY:
James K. Jennings, Jr.
Executive Vice President and Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FREDERICK B. HEGI , JR . Frederick B. Hegi, Jr.	Chairman of the Board, and Director of the Co-Registrant listed above	March 22, 2001

/s/ JAMES B. MATTLY James B. Mattly	President, Chief Executive Officer and Director of the Co-Registrant listed above (Principal Executive Officer)	March 22, 2001

/s/ JAMES K. JENNINGS , JR . James K. Jennings, Jr.	Executive Vice President and Chief Financial Officer of the Co-Registrant listed above (Principal Financial and Accounting Officer)	March 22, 2001

/s/ JAY I. APPLEBAUM Jay I. Applebaum	Director of the Co-Registrant listed above	March 22, 2001

/s/ JAMES T. CALLIER , JR . James T. Callier, Jr.	Director of the Co-Registrant listed above	March 22, 2001

/s/ AMUND SKARHOLT Amund Skarholt	Director of the Co-Registrant listed above	March 22, 2001

/s/ HÅKAN WINBERG Håkan Winberg	Director of the Co-Registrant listed above	March 22, 2001

/s/ FREDERICK W. LONDON Frederick W. London	Director of the Co-Registrant listed above	March 22, 2001

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Co-Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 22nd day of March, 2001.

LFC HOLDING CORPORATION

/S / JAMES K. JENNINGS , JR .
BY:
James K. Jennings, Jr.
Executive Vice President and Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FREDERICK B. HEGI , JR . Frederick B. Hegi, Jr.	Chairman of the Board, and Director of the Co-Registrant listed above	March 22, 2001

/s/ JAMES B. MATTLY James B. Mattly	President, Chief Executive Officer and Director of the Co-Registrant listed above (Principal Executive Officer)	March 22, 2001

/s/ JAMES K. JENNINGS , JR . James K. Jennings, Jr.	Executive Vice President and Chief Financial Officer of the Co-Registrant listed above (Principal Financial and Accounting Officer)	March 22, 2001

/s/ JAY I. APPLEBAUM Jay I. Applebaum	Director of the Co-Registrant listed above	March 22, 2001

/s/ JAMES T. CALLIER , JR . James T. Callier, Jr.	Director of the Co-Registrant listed above	March 22, 2001

/s/ AMUND SKARHOLT Amund Skarholt	Director of the Co-Registrant listed above	March 22, 2001

/s/ HÅKAN WINBERG Håkan Winberg	Director of the Co-Registrant listed above	March 22, 2001

/s/ FREDERICK W. LONDON Frederick W. London	Director of the Co-Registrant listed above	March 22, 2001

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Co-Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 22nd day of March, 2001.

LOOMIS, FARGO & CO., a Texas corporation

/S / JAMES K. JENNINGS , JR .
BY:
James K. Jennings, Jr.
Executive Vice President and Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FREDERICK B. HEGI , JR . Frederick B. Hegi, Jr.	Chairman of the Board, and Director of the Co-Registrant listed above	March 22, 2001

/s/ JAMES B. MATTLY James B. Mattly	President, Chief Executive Officer and Director of the Co-Registrant listed above (Principal Executive Officer)	March 22, 2001

/s/ JAMES K. JENNINGS , JR . James K. Jennings, Jr.	Executive Vice President and Chief Financial Officer of the Co-Registrant listed above (Principal Financial and Accounting Officer)	March 22, 2001

/s/ JAY I. APPLEBAUM Jay I. Applebaum	Director of the Co-Registrant listed above	March 22, 2001

/s/ JAMES T. CALLIER , JR . James T. Callier, Jr.	Director of the Co-Registrant listed above	March 22, 2001

/s/ AMUND SKARHOLT Amund Skarholt	Director of the Co-Registrant listed above	March 22, 2001

/s/ HÅKAN WINBERG Håkan Winberg	Director of the Co-Registrant listed above	March 22, 2001

/s/ FREDERICK W. LONDON Frederick W. London	Director of the Co-Registrant listed above	March 22, 2001

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Co-Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 22nd day of March, 2001.

LOOMIS, FARGO & CO. OF PUERTO RICO

/S / JAMES K. JENNINGS , JR .
BY:
James K. Jennings, Jr.
Executive Vice President and Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FREDERICK B. HEGI , JR . Frederick B. Hegi, Jr.	Chairman of the Board, and Director of the Co-Registrant listed above	March 22, 2001

/s/ JAMES B. MATTLY James B. Mattly	President, Chief Executive Officer and Director of the Co-Registrant listed above (Principal Executive Officer)	March 22, 2001

/s/ JAMES K. JENNINGS , JR . James K. Jennings, Jr.	Executive Vice President and Chief Financial Officer of the Co-Registrant listed above (Principal Financial and Accounting Officer)	March 22, 2001

/s/ HÅKAN WINBERG Håkan Winberg	Director of the Co-Registrant listed above	March 22, 2001

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE EXCHANGE ACT.

No annual report or proxy material has been or will be sent to security holders of the registrants.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance At Beginning of Period	Additions		Deductions(1)	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
Deducted from asset account—allowance for doubtful accounts:
Year ended December 31, 1998	$ 500	$2,229	—	$505	$2,224
Year ended December 31, 1999	2,224	(256)	—	656	1,312
Year ended December 31, 2000	1,312	(276)	—	227	809

(1)	Uncollectible accounts written off, net of recoveries.