Form 10-Q
period 2001-03-31
LOOMIS FARGO & CO; LFC HOLDING CORP /NEW; LOOMIS FARGO & CO /TX/; LOOMIS FARGO & CO OF PUERTO RICO
filed 2001-05-15
CIK 1037120, 1039721, 1039727, 1039728

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 14, 2001, 10,000,000 shares of the Common Stock, $0.01 par value, of Loomis, Fargo & Co.; 2,652,705 shares of the Class A Common Stock, $0.01 par value, of LFC Holding Corporation; 1,000 shares of the Common Stock, $10.00 par value, of Loomis, Fargo & Co. (a Texas corporation); and 250 shares of Common Stock, no par value, of Loomis, Fargo & Co. of Puerto Rico, were outstanding.
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

LOOMIS, FARGO & CO.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31, 2001	December 31, 2000
Assets
Cash and cash equivalents	$ 3,516	$ 5,201
Accounts receivable, net	25,053	34,001
Prepaid expenses and other current assets	6,632	6,672

Total current assets	35,201	45,874
Property and equipment, net	55,785	52,140
Deferred tax assets, net	7,534	7,248
Goodwill, net	89,484	90,599
Other assets, net	1,994	2,259

Total Assets	$189,998	$198,120

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$ 13,709	$ 17,244
Accrued expenses and other current liabilities	30,624	33,418

Total current liabilities	44,333	50,662
Long-term liabilities:
Long-term debt	130,000	133,800
Other long-term liabilities	9,666	9,547

Total long-term liabilities	139,666	143,347
Stockholders’ equity:
Common stock	100	100
Additional paid-in-capital	24,755	24,755
Accumulated deficit	(18,856)	(20,744)

Total stockholders’ equity	5,999	4,111

Total liabilities and stockholders’ equity	$189,998	$198,120

See accompanying notes.

LOOMIS, FARGO & CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	Quarter Ended March 31,
	2001	2000
Revenues	$98,553	$96,692

Cost of operations:
Payroll and related expense	61,158	61,016
Vehicle expense	10,101	10,667
Facilities expense	4,600	4,030
Other operating expenses	16,179	15,764

	92,038	91,477

Operating income	6,515	5,215

Interest expense	3,327	3,425

Income before income taxes	3,188	1,790

Income taxes	1,300	716

Net income	$ 1,888	$ 1,074

See accompanying notes.

LOOMIS, FARGO & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Quarter Ended March 31,
	2001	2000
Operating activities
Net income	$ 1,888	$ 1,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,446	3,189
Amortization of financing costs	245	241
Deferred income taxes	228	357
Gain on disposal of property and equipment	(32)	10
Provision for doubtful accounts	18	(13)
Changes in current assets and liabilities:
Accounts receivable	8,930	2,362
Prepaid expenses and other current assets	141	(1,151)
Accounts payable	(3,535)	(488)
Accrued expenses and other liabilities	(2,663)	(316)

Net cash provided by operating activities	8,666	5,265

Investing activities
Acquisition of property and equipment	(6,531)	(2,942)
Proceeds from sale of property and equipment	104	14
Net purchases of marketable securities	(81)	—
Other	(31)	—

Net cash used in investing activities	(6,539)	(2,928)

Financing activities
Net borrowings (repayments) of debt	(3,812)	1,000
Repayment of long-term debt—affiliates	—	(2,904)
Repayments of capital lease obligations	—	(83)

Net cash used in financing activities	(3,812)	(1,987)

Net increase (decrease) in cash and cash equivalents	(1,685)	350
Cash and cash equivalents at beginning of period	5,201	3,905

Cash and cash equivalents at end of period	$ 3,516	$ 4,255

See accompanying notes.

LOOMIS, FARGO & CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

NOTE 1    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements of Loomis, Fargo & Co. (the “Company”) as of December 31, 2000 included in the Form 10-K filed with the Securities and Exchange Commission on March 30, 2001. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year.

NOTE 2    RECENT PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS No. 133 requires that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. In June 1999, the Financial Accounting Standards Board delayed the effective date of SFAS 133, requiring the Company to adopt SAFS 133 effective January 1, 2001. The adoption of this interpretation did not have a material impact on these financial statements.

NOTE 3    INCOME TAXES

The Company continually reviews the adequacy of the valuation allowance related to deferred tax assets and reduced the reserve by $0.6 million during the quarter ended March 31, 2001. The reduction resulted from a reassessment by the Company which indicates that it is more likely than not that additional benefits will be realized. Of the total decrease, $0.5 million resulted in the reduction of goodwill related to purchase accounting and the remainder resulted in a reduction to income tax expense.

NOTE 4    SIGNIFICANT CUSTOMER

One of the Company’s customers accounted for approximately 13% of the Company’s consolidated revenue for the quarters ended March 31, 2001 and 2000.

NOTE 5    SUBSEQUENT EVENT

On May 15, 2001, the Loomis Stockholders Trust, a Delaware business trust, and Securitas AB, a company organized under the laws of Sweden, entered into an agreement and consummated the transactions thereunder, the primary effect of which was that a wholly-owned Delaware subsidiary of Securitas, among other things, acquired all of the outstanding shares of common stock of the Company that it did not already own. For more information regarding the transaction, see Item 5 to this Report.

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

RESULTS OF OPERATIONS

The following table sets forth the Company’s consolidated results of operations expressed as a percentage of revenue.

	Quarter Ended March 31,
	2001	2000
Revenues	100.0%	100.0%

Cost of operations:
Payroll and related expense	62.1	63.1
Vehicle expense	10.2	11.0
Facilities expense	4.7	4.2
Other operating expense	16.4	16.3

Operating income	6.6	5.4

Interest expense	3.4	3.6

Income before taxes	3.2	1.8

Income taxes	1.3	.7

Net income	1.9%	1.1%

Revenues. Revenues for the first quarter of 2001 increased by approximately $1.9 million (1.9%) from last year’s corresponding period.

The following table analyzes revenues by type of service (in millions):

	Quarter Ended March 31,		Change
	2001	2000
Traditional armored transport services	$59.2	$58.7	$0.5
ATM services	29.8	29.0	0.8
Cash management services	9.6	9.0	0.6

Total Revenue	$98.6	$96.7	$1.9

Revenue growth in armored transportation services includes the benefit of a fuel fee implemented during February 2000 and intended to offset incremental costs related to rising fuel prices. Otherwise, organic growth from new customer service locations had developed steadily since last summer. Based on the current run rate, management expects that armored transportation service revenue will continue to outpace the prior year.

The increase in ATM services revenues reflects substantially increased services commencing with certain customers during the latter part of the first quarter of 2001. In addition, the increase includes some of the fuel fee discussed above. The Company anticipates continued growth into the second quarter of 2001 as the full impact of the new first quarter business is realized.

Cash management services increased by 6.7% during the first quarter of 2001 versus 2000. This reflects an increasing demand by both banks and retail customers for these services.

Payroll and related expense. Payroll and related expense for the quarter ended March 31, 2001 increased slightly (0.2%) from the corresponding period in 2000. As a percentage of revenue, payroll and related expense decreased to 62.1% for the quarter ended March 31, 2001 from 63.1% for the comparative period in 2000. This improvement is a result of the Company’s emphasis on rationalizing its management staffing over the past year. As these staffing increases have leveled and revenue has grown, an improved margin has resulted. Additionally, the Company has continued to reduce its workers compensation claims through its comprehensive risk management program, which emphasizes incident avoidance and loss minimization per incident.

Vehicle expense. Vehicle expense for the first quarter of 2001 decreased by approximately $0.6 million (5.3%) from the corresponding period in 2000 despite the adverse impact of fuel price increases. Vehicle expense as a percent of revenues decreased to 10.2% from 11.0% from the corresponding period in 2000. The improvement results from reductions in the amounts paid for vehicle rentals, auto liability claims and related premiums. These positive variances were partially offset by increased depreciation on new armored vehicles as well as the increased price of fuel over the past year.

Facilities expense. Facilities expense for the first quarter of 2001 increased $0.6 million (14.1%) from the corresponding period in 2000. Facilities expense as a percent of revenues increased to 4.7% from 4.2% from the corresponding period in 2000. These increases are attributable to higher utilities cost and increased facilities maintenance expenses.

Other operating expenses. Other operating expenses for the first quarter of 2001, and the expense as a percent of revenue, remained relatively constant with the corresponding period in 2000.

Interest expense. Interest expense for the first quarter of 2001 decreased slightly from the corresponding period in 2000. The daily average borrowing under the Company’s credit facility was approximately $2.8 million lower during the first quarter of 2001 as compared to the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents at March 31, 2001 and 2000 were $3.5 million and $4.3 million, respectively. Changes in cash and cash equivalents are described in the statements of cash flows, which are summarized below (in millions):

	Quarter Ended March 31,
	2001	2000
Net cash provided by operating activities	$ 8.7	$5.3
Net cash used in investing activities	(6.6)	(2.9)
Net cash used in financing activities	(3.8)	(2.0)

Net increase (decrease) in cash and cash equivalents	$(1.7)	$0.4

Operating Activities

Net cash of $8.7 million was provided by operating activities during the first quarter of 2001 as compared to $5.3 million provided by operating activities during the same quarter of 2000. This increase is primarily attributable to a change in timing with respect to billing certain customers annually, representing approximately $7.3 million billed in December 2000 and collected in January 2001. Additionally, improved operations during the quarter, as reflected by a 75.8% increase in net income, contributed to the increase.

Investing Activities

In the first quarter of 2001, cash of $6.5 million was used for acquisitions of property and equipment, which primarily related to the enhancement of the Company’s fleet and system improvements. Planned capital expenditures for the next twelve months are estimated to be approximately $18.3 million.

Financing Activities

Net repayments of $3.8 million were made on the Company’s bank credit facility during the first quarter of 2001. The Company’s average daily balance outstanding was $2.8 million less during this period than the corresponding period in 2000. The $7.3 million of advanced billing which was collected in January 2001 was the primary reason for the reduced level of debt during the first quarter of 2001.

The Company’s balance sheet reflected a working capital deficit of $9.1 million at March 31, 2001, an increase from the December 31, 2000 working capital deficit of $4.8 million. This increase is primarily attributable to the timing of payments for routine expenditures such as payroll. The Company is highly leveraged, with long-term liabilities comprising 73.5% of total liabilities and stockholders’ equity at March 31, 2001.

The Company’s revolving bank credit facility provided aggregate commitments of $85.6 million at March 31, 2001. Under the facility, funds can be borrowed either for unspecified periods of time at a base rate tied to the bank’s prime rate, or for set periods of time under variable rates tied to LIBOR. The facility includes guarantees of letters of credit, of which approximately $15.6 million were outstanding at March 31, 2001. Remaining commitments available under the facility at March 31, 2001 were $25.0 million.

It is anticipated that letters of credit requirements, principally for casualty liabilities, should not exceed $16.0 million by December 31, 2001, leaving at least $69.6 million in available borrowing capacity. Management believes that the operating cash flow and this remaining financing commitment will be more than adequate to fund operating needs and capital expenditures for the next twelve months and the foreseeable future.

PART II    OTHER INFORMATION

Item 5    Other Information

On May 15, 2001, the Company, Securitas AB, a joint stock company organized and existing under the laws of Sweden (“Securitas”), and the Loomis Stockholders Trust, a Delaware business trust (the “Trust”), entered into a stock purchase agreement (“Stock Purchase Agreement”), pursuant to which, among other things, the Trust sold to Securitas, and Securitas acquired from the Trust, 4,503,960.47 shares (the “Shares”) of common stock, par value $0.01 per share (the “Common Stock”), of the Company in exchange for: (i) $20.00 per share payable in cash to the Trust concurrently with the execution of the Stock Purchase Agreement; and (ii) the right to receive a contingent payment of $1.50 per share payable in cash to the beneficiaries of the Trust within five days after the occurrence of certain specified events as more particularly described therein.

In connection with the transaction, the Trust surrendered to the Company for cancellation an additional 596,039.53 shares (“Nominee Shares”) of Common Stock, that were held by the Trust as nominee, for the benefit of (i) certain unitholders (“Unitholders”) under the Unitholders Option Plan and Agreement dated January 24, 1997 (the “Unitholder Plan”), among the Company, Loomis Holding Corporation, and the Unitholders. In addition, all other outstanding options to acquire Common Stock were either cashed out or converted to performance units.

Immediately prior to the execution and delivery of the Stock Purchase Agreement, Securitas assigned its rights and obligations under the Stock Purchase Agreement to a wholly-owned subsidiary of Securitas. After giving effect to the transactions contemplated by the Stock Purchase Agreement, subsidiaries and/or affiliates of Securitas collectively own all of the issued and outstanding shares of the Company’s Common Stock.

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

Loomis, Fargo & Co. (Delaware)
LFC Holding Corporation
Loomis, Fargo & Co. (Texas)
Loomis, Fargo & Co. of Puerto Rico

Date: May 15, 2001	By: /s/ James K. Jennings, Jr.
James K. Jennings, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer of the
Co-registrants)